Form 10-Q
period 2002-03-31
RIBAPHARM INC
filed 2002-05-28
CIK 1116613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31294

RIBAPHARM INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4805655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3300 Hyland Avenue
Costa Mesa, California 92626
(Address of principal executive offices)
(Zip Code)

(714) 427-6236
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐  No  ☒*

* Registrant became subject to the filing requirements on April 11, 2002.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of May 20, 2002 was 150,000,000.

RIBAPHARM INC.

RIBAPHARM INC.
CONDENSED BALANCE SHEETS
December 31, 2001 and March 31, 2002
(unaudited, in thousands, except per share data)

	December 31, 2001	March 31, 2002	Pro forma March 31, 2002
ASSETS
Current Assets:
Receivable from Schering-Plough	$16,228	$16,228	$16,228

Total current assets	16,228	16,228	16,228

Property, plant and equipment, net	10,406	10,354	10,354

	$26,634	$26,582	$26,582

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Trade payables	$1,069	$24	$24
Accrued liabilities	4,346	3,014	3,014

Total current liabilities	5,415	3,038	3,038

6½% subordinated notes due 2008	—	—	525,000

Commitments and contingencies

Stockholder’s equity (deficit);
Preferred stock, $0.01 par value; 10,000 shares
authorized; none issued and outstanding	—	—	—
Common stock $.01 par value; 400,000 shares authorized;
150,000 shares issued and outstanding at March 31, 2002
and December 31, 2001	1,500	1,500	1,500
Advances due from ICN	(188,017)	(215,667)	(215,667)
Receivable from ICN	—	—	(525,000)
Retained earnings	207,736	237,711	237,711

Total stockholder’s equity (deficit)	21,219	23,544	(501,456)

	$26,634	$26,582	$26,582

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.
CONDENSED STATEMENTS OF INCOME
For the three months ended March 31, 2001 and 2002
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2001	2002
Revenues	$29,234	$57,001

Operating expenses:
Research and development	5,493	6,577
General and administrative	604	2,077

Total operating expenses	6,097	8,654

Income before provision for income taxes	23,137	48,347
Provision for income taxes	8,329	18,372

Net income	$14,808	$29,975

Basic and diluted earnings per share	$0.10	$0.20

Shares used in per share computation	150,000	150,000

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2002
(unaudited, in thousands)

	Three Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income	$14,808	$29,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	537	691
Schering-Plough receivable	(1,000)	—
Change in royalty receivable transferred to ICN	6,842	(2,546)
Change in trade payables and accrued liabilities	(472)	(2,377)

Net cash provided by operating activities	20,715	25,743

Cash flows from investing activities:
Capital expenditures	(2,612)	(639)

Net cash used in investing activities	(2,612)	(639)

Cash flows from financing activities:
Cash payments to ICN, net	(18,103)	(25,104)

Net cash used in financing activities	(18,103)	(25,104)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. The Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (SEC File No. 333-39350) as amended, filed with the SEC on April 11, 2002.

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

1.    Description of Business and Basis of Presentation:

Until April 17, 2002, Ribapharm Inc. (the “Company” or “Ribapharm”) was a wholly owned subsidiary of ICN Pharmaceuticals, Inc. (“ICN”). The Company seeks to discover, develop, acquire and commercialize innovative products for the treatment of significant unmet medical needs, principally in the antiviral and anticancer areas. The Company’s primary product, ribavirin, is an antiviral drug that was licensed to Schering-Plough Ltd. (“Schering-Plough”) for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alfa-2b or pegylated interferon alfa-2b. All of the Company’s revenue is currently derived from this licensing agreement. The accompanying financial statements are derived from the historical books and records of ICN and present the assets and liabilities, results of operations and cash flows applicable to the Company.

On April 10, 2002, Ribapharm effected a recapitalization of its Common Stock in the form of a 1,500,000 for 1.0 stock split. The certificate of incorporation provides for authorized capital stock of 410,000,000 shares, including 400,000,000 shares of common stock, $.01 par value per share (the “Common Stock”), and 10,000,000 shares of preferred stock, $.01 par value per share. No preferred stock is outstanding. The financial statements give effect to the recapitalization and stock split, applied retroactively to all periods presented.

On April 17 and 26, 2002, ICN completed an underwritten public offering in the aggregate of 29,900,000 shares of Common Stock, (the “Offering”) representing 19.93% of the total outstanding Common Stock of 150,000,000 shares. In connection with the Offering, ICN received net cash proceeds of $278,070,000. The Company received no proceeds from the Offering. Additionally, upon consummation of the Offering, the advances due from ICN were transferred as a component of permanent equity. Ribapharm was not repaid any of the advances due from ICN upon completion of the Offering.

The balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Company. The statements of income include all revenue and costs attributable to the Company, including a corporate allocation of costs between the Company and ICN of shared services (including legal, finance, corporate development, information systems and corporate office expenses). These costs are allocated to the Company on a basis that is considered by management to reflect most fairly or reasonably the utilization of services provided to or the benefit obtained by the Company, such as the square footage, headcount, or actual utilization. It is not practicable to determine the costs specifically attributable to either ICN or Ribapharm with respect to the US Attorney investigation or the SEC litigation, see Note 7. Additionally, allocation methods of these costs based upon revenue, net income, assets, equity or headcount are not reflective of the nature of the costs incurred. Therefore, ICN and Ribapharm used a joint responsibility approach in allocating these costs such that 50% of the costs, including any reserve for settlement, are allocated to each of ICN and Ribapharm. Management believes the methods used to allocate these amounts are reasonable. However, the financial information included herein does not necessarily reflect what the financial position or results of operation would have been had the Company operated as a stand-alone public entity during the periods covered, and may not be indicative of future results of operations or financial position. For the quarters ended March 31, 2002 and 2001 allocated costs amounted to $1,459,000, and $494,000 respectively, and are included in operating expenses. The details of the allocation for the quarters ended March 31, 2002 and 2001, were as follows (in thousands):

	March 31,
	2001	2002
Legal expenses and professional fees	$72	$1,156
Facility and central service costs	408	289
Information systems	14	14

	$494	$1,459

For the quarters ended March 31, 2002 and 2001 the legal expenses and professional fees allocation includes amounts related to the United States Attorney investigation and SEC litigation of $573,000 and $59,000, respectively.

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2002
(unaudited)

2.    Summary of Significant Accounting Policies:

Revenue Recognition:  The Company earns royalties as a result of the sale of product rights and technology to third parties. Royalty revenue is earned at the time the products subject to the royalty are sold by the third party. The Company recognizes as revenue up-front nonrefundable fees associated with royalty and license agreements when all performance obligations under the agreements are completed. Milestone payments received, if any, related to scientific achievement are recognized as revenue when the milestone is accomplished by the third party.

Research and Development:  Research and development costs are expensed as incurred.

Income Taxes:  The Company’s operations are included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportionment rate for the State of California. The apportionment rate was 3% for the three months ended March 31, 2002 and 1% for the three months ended March 31, 2001. Deferred income taxes are calculated using the estimated future tax effects or differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company and ICN are parties to a tax sharing agreement

Concentration of Credit Risk:  Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs an ongoing credit evaluation of its customers’ financial condition and generally does not require collateral to secure accounts receivable. The Company’s exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within its primary customer. The Company historically has not experienced losses relating to accounts receivable from its primary customer. All revenues for the three months ended March 31, 2002 and 2001 were derived from one customer.

Use of Estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Earnings Per Share:  Earnings per share has been calculated for all periods presented using the 150,000,000 shares of Common Stock outstanding after the completion of the recapitalization and stock split, which occurred on April 10, 2002.

Reclassifications:  Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or stockholder’s equity.

3.    Agreement with Schering-Plough:

On July 28, 1995, ICN entered into an Exclusive License and Supply Agreement (the “License Agreement”) with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of HCV in combination with Schering-Plough’s interferon alfa-2b. The License Agreement provided ICN an initial non-refundable payment and future royalty payments from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial License Agreement, ICN retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole. In 1998, ICN and the Company received a one-time payment of $16,500,000 from Schering-Plough of which the Company received $13,467,000 for settlement of past royalties due on samples and free product distributed by Schering-Plough ($8,467,000) and forgiveness of a $5,000,000 obligation to them. In addition, the Company gave up the right to co-market in the European Union in exchange for an increase in worldwide royalty rates.

As part of ICN’s contribution of Ribapharm’s assets, on August 7, 2000, ICN contributed to Ribapharm its rights under the License Agreement subject to the consent of third parties, which consents became effective on April 17, 2002.

Schering-Plough has informed ICN that it believes royalties paid under the ribavirin license agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it is not required to pay royalties on these products under the ribavirin license agreement. The Company and ICN do not agree with Schering-Plough’s interpretation of the agreement. However, in August 2001,

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2002
(unaudited)

Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the beginning of the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. ICN has allocated this portion and other amounts of the royalty receivable to Ribapharm. As of March 31, 2002, the Company has not established a reserve for this receivable because, in the opinion of the Company’s management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as income as the Company can no longer determine such amounts due to a lack of information from Schering-Plough. ICN and the Company intend to arbitrate this royalty payment dispute to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties have selected an arbitrator and arbitration is scheduled to begin in September 2002. If ICN and the Company do not succeed in this alternative dispute resolution process, the Company may have to write off all or a portion of this receivable. If ICN and the Company do succeed, the Company will be entitled to receive the royalty payments on these indigent patient sales withheld by Schering-Plough.

In April 2002 Schering-Plough asserted a counterclaim against ICN and the Company in this arbitration based on ICN’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. ICN and the Company have objected to Schering-Plough’s counterclaim as procedurally improper and unduly vague. ICN and the Company intend to vigorously contest this counterclaim should the arbitrator permit it to proceed.

In November 2000, the Company and ICN entered into an agreement to provide Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to Levovirin or Viramidine. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, Ribapharm will receive royalty revenues based on the sales of licensed products. These rates will increase upon the achievement of different milestones and may be reduced upon the expiration of some of the Company’s patent rights.

Under the terms of the agreement, ICN and the Company also granted Schering-Plough rights of first/last refusal to license compounds relating to the treatment of infectious diseases (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to Levovirin and Viramidine (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if the Company intends to offer a license or other rights with respect to any of these compounds to a third party, the Company is required to notify Schering-Plough. At Schering-Plough’s request, the Company is required to negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If the Company cannot reach an agreement with Schering-Plough, the Company is permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, the Company is required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, the Company may continue to develop that compound or license that compound to other third parties. The agreement with Schering-Plough will terminate on the later of November 14, 2012 or the termination of the 1995 license agreement with Schering-Plough. The agreement was entered into as part of the resolution of claims asserted by Schering-Plough against the Company, including claims regarding the Company’s alleged improper hiring of former Schering-Plough research and development personnel and claims that ICN and the Company were not permitted to conduct hepatitis C research.

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2002
(unaudited)

4.    Related Party Transactions:

At the time of the Offering, Ribapharm and ICN entered into an affiliation and distribution agreement, which places restrictions on Ribapharm’s ability to issue capital stock to ensure that Ribapharm remains part of ICN’s consolidated group for tax purposes; a management services and facilities agreement, which details ICN’s agreement to provide Ribapharm with interim administrative and corporate services; a lease agreement, which provides Ribapharm a long-term lease in ICN’s Costa Mesa facility; a confidentiality agreement, which provides that Ribapharm and ICN will not disclose to third parties confidential and proprietary information concerning each other; a registration rights agreement, which grants ICN rights to require Ribapharm to register shares of Ribapharm common stock owned by ICN; and a tax sharing agreement, which governs Ribapharm’s commitment to remain part of ICN’s consolidated tax group.

The lease agreement with ICN provides for a lease payment of $5,000,000 per year, plus consumer price index increases, for five years, with a five year option to renew. The lease will be accounted for as an operating lease by Ribapharm. In connection with the lease agreement, Ribapharm will pay, in addition to the lease payment, ICN for its pro rata portion of common charges for the building.

Prior to the Offering at the end of each quarter, all amounts receivable from Schering-Plough relating to the License Agreement were transferred to ICN. Additionally, all excess cash remaining after payment by Ribapharm of its costs were transferred to ICN. The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in late August 2002. This royalty payment will be divided between ICN and the Company on a pro-rata basis based on April 17, 2002, the closing date of the Offering. The Company will retain all subsequent royalty payments.

Following is a summary of transactions between Ribapharm and ICN for each of the three months ended March 31, 2002 and 2001 (in thousands):

	March 31,
	2001	2002
Allocation of costs of shared services (Note 1)	$494	$1,459
Allocation of current income tax expense	8,329	18,372
Increase (decrease) in royalty receivable transferred to ICN	6,842	(2,546)
Cash transferred to ICN	(26,926)	(44,935)

Total	$(11,261)	$(27,650)

5.    Detail of Certain Accounts (in thousands):

	December 31, 2001	March 31, 2002
Property, plant and equipment, net:
Equipment	$15,646	$16,285
Accumulated depreciation	(5,240)	(5,931)

	$10,406	$10,354

Accrued Liabilities:
Payroll and related items	$311	$360
Accrued consulting fees	4,035	2,654

	$4,346	3,014

6.    Common Stock Plans:

Ribapharm 2002 Stock Option and Award Plan:  The 2002 Stock Option and Award Plan (the “2002 Plan”) was adopted by Ribapharm’s Board of Directors and approved by ICN as the sole shareholder. The 2002 Plan provides for the granting of options to purchase a maximum of 22,500,000 shares of Ribapharm’s common stock to directors, officers, employees and consultants of Ribapharm, ICN and ICN’s other affiliates. Options granted under the 2002 Plan will have an exercise price not less than the fair market value of Ribapharm’s Common Stock at the date of grant and a term not exceeding 10 years. Options granted to Ribapharm’s employees, officers, directors and consultants will vest ratably over a four year period from the date of the grant. No options will be exercisable until the earlier of the completion of a spin-off of the Company or September 30, 2003. This limitation on exercisability of options will not apply if, prior to September 30, 2003, ICN becomes ineligible under US tax laws from being able to effect the spin-off on a tax-free basis, or ICN determines not to proceed with the spin-off. The Stock Option and Award Plan provides that the adoption of this plan is not to be construed as amending, modifying or rescinding any previously approved incentive arrangement.

At the completion of the Offering, the Company granted stock options to various employees, directors, and its executive officers, totaling 3,025,000 under this plan. The exercise price of these options is $10, the initial public offering price. The options have a term of 10 years. The vesting schedule of the options for employees, officers, directors and consultants will be 25% each year, commencing on the first anniversary of grant. However, these options, even when vested, will not be exercisable until the earlier of the completion of the spin-off or September 30, 2003. This limitation on exercisability of options will not apply if, prior to September 30, 2003, ICN becomes ineligible under US tax laws from being able to effect the spin-off on a tax-free basis, or ICN determines not to proceed with the spin-off.

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2002
(unaudited)

7.    Commitments and Contingencies:

On August 11, 1999, the United States Securities and Exchange Commission filed a civil complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleges that ICN and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns the status and disposition of ICN’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly-traded company, which would include the Company. A pre-trial schedule has been set which requires the end of discovery by August 1, 2002 and the commencement of trial on May 6, 2003. ICN has advised the Company that ICN and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. ICN has advised the Company that pending completion of these negotiations, the courts have stayed discovery through June 2002. ICN has advised the Company that there can be no assurance that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be. ICN has advised the Company that in the event a settlement is not reached, ICN will vigorously defend any litigation.

Beginning in 1996, ICN received subpoenas from a Grand Jury in the United States District Court for the Central District of California requesting the production of documents covering a broad range of matters over various time periods. ICN understood that, Mr. Panic, two current senior executive officers, a former senior officer, a current employee, and a former employee of ICN were targets of the investigation. ICN also understood that a senior executive officer and a director were subjects of the investigation. The United States Attorney for the Central District of California (the “Office”) advised counsel for ICN that the areas of its investigation included disclosures made and not made concerning the 1994 hepatitis C monotherapy NDA to the public and other third parties; stock sales for the benefit of Mr. Panic following receipt on November 28, 1994 of a letter from the FDA informing ICN that the 1994 hepatitis C monotherapy NDA had been found not approvable; possible violations of the economic embargo imposed by the United States upon the Federal Republic of Yugoslavia, based upon alleged sales by ICN and Mr. Panic of stock belonging to ICN employees; and, with respect to Mr. Panic, personal disposition of assets of entities associated with Yugoslavia, including possible misstatements and/or omissions in federal tax filings. ICN has cooperated, and continues to cooperate, in the Grand Jury investigation. A number of current and former officers and employees of ICN were interviewed by the government in connection with the investigation. The Office had issued subpoenas requiring various current and former officers and employees of ICN to testify before the Grand Jury. Certain current and former officers and employees testified before the Grand Jury beginning in July 1998. On March 15, 2001, ICN was notified by the Office that a decision had been made to decline prosecution of all of the individual targets and subjects of the Grand Jury investigation.

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2002
(unaudited)

On December 17, 2001, ICN pleaded guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of the NDA. This guilty plea was entered pursuant to a plea agreement with the Office to settle a six-year investigation. ICN paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute ICN and will not bring any further criminal charges against ICN or any individuals, except one non-officer employee of ICN who is not an employee of the Company, relating to any matters that have been the subject of the investigation and will close its investigation of these matters.

The conditions of the probation require ICN to create a compliance program to ensure no future violations of the federal securities laws and to pre-clear with the FDA any public communication by ICN concerning any matter subject to FDA regulation. The terms of the compliance program include ICN retaining an expert to review its procedures for public communications regarding matters subject to FDA regulation and to develop written procedures for these communications. The compliance program also requires preparation of an annual report by the expert on ICN’s compliance with the written procedures and annual certification by ICN management that ICN is complying with the expert’s recommendations. ICN has advised the Company that these conditions of probation also apply to the Company unless, after a spin-off or other change in control of the Company occurs, the District Court grants the Company, upon application, early termination of the probation. The Office may oppose any application the Company may make and the District Court may not grant early termination of the probation.

In connection with the US Attorney investigation and SEC litigation, ICN recorded a reserve in the fourth quarter of 2000 of $9,250,000 to cover the potential combined settlement liability and all other related costs, of which $4,625,000 was allocated to Ribapharm. The $5,600,000 fine paid by ICN has been charged against the reserve.

As a subsidiary controlled by ICN, any adverse judgment or settlement of the pending SEC civil litigation against ICN could impose restrictions on the conduct of the Company’s business. Furthermore, the pending SEC civil litigation seeks to bar ICN’s chairman from acting as an officer or director of any publicly traded company, which would include Ribapharm.

8.    Debt:

In July 2001, ICN completed an offering of $525,000,000 of 6 ½% subordinated notes due 2008 (the “Notes”). The Notes, as they relate specifically to ICN’s obligation, are convertible into ICN’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of Notes. Upon completion of the Offering, Ribapharm became jointly and severally liable for the principal and interest obligations under the Notes. Under an agreement between Ribapharm and ICN originally entered into on July 18, 2001, and amended and restated on April 8, 2002, ICN has agreed to make all interest and principal payments related to the Notes. However, Ribapharm is responsible for these payments to the extent ICN defaults under that agreement and does not make these payments. In that event, the Company would have a claim against ICN for any payments ICN does not make. The Company can only amend this agreement, in a manner adverse to it, with the approval of holders of a majority of its outstanding shares of common stock, excluding shares held by ICN. In the event of a spin-off of Ribapharm, the Notes will be convertible into common stock of both the Company and ICN. The converting note holders would receive ICN’s common stock and the number of shares of Common Stock the note holders would have received had the Notes been converted immediately prior to the spin-off. If the spin-off had occurred as of March 31, 2002, the Notes would have been convertible into the equivalent of approximately 23,264,000 shares of Common Stock, which would be issuable by Ribapharm.

The pro forma balance sheet gives effect to the joint and several obligation under the Notes to which the Company became liable upon completion of the Offering. After completion of the Offering, the Company recorded the obligation under the Notes as a receivable from ICN within stockholder’s equity. This receivable from ICN will remain as a component of the Company’s equity to the extent that an obligation for principal and interest for the Notes remains outstanding or until ICN can no longer make principal and interest payments as discussed above. The amount of the receivable from ICN will increase as the Company accrues interest on the

RIBAPHARM INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2002
(unaudited)

Notes. Correspondingly, the amount of the receivable and the accrued interest will decrease as interest payments are made by ICN. If the Company is required to make a principal or interest payment because of a default by ICN and the Company is not reimbursed for this payment, the Company will record a provision for doubtful accounts against the receivable from ICN with an offsetting charge to bad debt expense. To the extent ICN defaults on an interest payment before the Notes become due, the Company would assess the overall collectibility of the receivable from ICN, which may result in an additional charge to bad debt expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Royalties represent amounts earned under our Exclusive License and Supply Agreement (the “License Agreement”) with Schering-Plough Corporation (“Schering-Plough”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alpha (the “Combination Therapy”). In 1998, Schering-Plough received approval from the United States Food and Drug Administration (“FDA”) to market Rebetron™ Combination Therapy. Rebetron™ combines Rebetol® (ribavirin) capsules and Intron® A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in patients with compensated chronic liver disease. On July 26, 2001, Schering-Plough announced that the FDA granted Schering-Plough marketing approval for Rebetol® capsules as a separately marketed product for use only in combination with Intron® A injection for the treatment of HCV in patients with compensated chronic liver disease previously untreated with interferon alpha or who have relapsed following interferon alpha therapy. On August 8, 2001, Schering-Plough announced that the FDA also granted Schering-Plough approval for Peg-Intron™ (peginterferon alfa-2b), a longer lasting form of Intron® A, for use in combination therapy with Rebetol® for the treatment of HCV in patients with compensated chronic liver disease previously untreated with interferon alpha and who are at least 18 years of age.

On March 28, 2001, Schering-Plough received notice that the European Union (“EU”) Commission of the European Communities (the “Commission”) granted centralized marketing authorization to Peg-Intron™ (peginterferon alfa-2b) Injection and Rebetol® (ribavirin) capsules as combination therapy for the treatment of both relapsed and naive adult patients with histologically proven HCV. Commission approval of the centralized Type II variations to the Marketing Authorization for Peg-Intron™ and Rebetol® resulted in unified labeling that was immediately valid in all 15 EU-Member States.

In November 2001, Schering-Plough received marketing approval from the Ministry of Health, Labor and Welfare of Japan for ribavirin in combination with interferon alfa-2b for the treatment of HCV. The combination therapy is the first combination therapy approved in Japan for treating patients with HCV. In December 2001, Schering-Plough received pricing approval for this combination therapy in Japan.

Schering-Plough also markets the combination therapy in many other countries around the world based on the US and European Union regulatory approvals.

ICN has advised us that Schering-Plough has informed ICN that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. We and ICN do not agree with Schering-Plough’s interpretation of the Agreement. In August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. We recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. These amounts appear on our balance sheet as a receivable. We have not established a reserve for these amounts, because in the opinion of our management, collectibility is reasonably assured. Since the second quarter of 2001,we no longer recognize any of these withheld royalty payments as income since we can no longer determine the amounts due to lack of information provided by Schering-Plough.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ICN has given written notice of its intention to arbitrate this royalty payment dispute to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties have selected an arbitrator and arbitration is scheduled to begin in September 2002. If ICN does not succeed in this alternative dispute resolution process, we may have to write off all or a portion of this receivable. If ICN does succeed, we will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough.

In April 2002, Schering-Plough asserted a counterclaim against ICN and us in this arbitration, based on ICN’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. ICN and us have objected to Schering-Plough’s counterclaim as procedurally improper and unduly vague. ICN and us intend to vigorously contest this counterclaim, should the arbitrator permit it to proceed.

Revenues for the three months ended March 31, 2002 were $57,001,000 compared to $29,234,000 for the same period of 2001, an increase of $27,767,000 (95%). The increase is due primarily to the launch of pegylated interferon alpha-2b and ribavirin combination therapy by Schering-Plough in October 2001.

Research and development

Research and development expenses for the three months ended March 31, 2002 were $6,577,000 compared to $5,493,000 for the same period of 2001. The increase of 20% reflects our expanded and intensified research and development efforts, primarily in the area of antiviral and anticancer drugs. We increased spending on the antiviral drug Viramidine during the period due to the initiation of Phase I clinical trials. Additionally, research and development expenses increased on other initiatives, including work on anti-hepatitis C, anti-hepatitis B, and anticancer compounds.

General and administrative expenses

General and administrative expenses were $2,077,000 for the three months ended March 31, 2002 compared with $604,000 for the same period in 2001, an increase of 244%. These expenses include corporate allocations of $1,459,000 for the three months ended 2002 and $494,000 for 2001, an increase of 195%. The increase in corporate allocations primarily relates to an increase in legal and professional fees.

Income taxes

Our effective tax rate was 38% for the three months ended March 31, 2002 compared to 36% for the same period in 2001. Our operations were included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportionment rate for the State of California. The apportionment rate was 3% for the three months ended March 31, 2002 and 1% for the three months ended March 31, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

During the three months ended March 31, 2002, cash provided by operating activities totaled $25,743,000 compared to $20,715,000 in 2001. Operating cash flows primarily reflect net income of $29,975,000, which was offset by an increase in the royalty receivable transferred to ICN of $2,546,000, and a decrease in trade payable and accrued liabilities of $2,377,000.

Cash used in investing activities was $639,000 for the three months ending March 31, 2002 and $2,612,000 for the same period of 2001. The investment in capital expenditures reflects the purchase of state-of-the-art research equipment.

Cash used in financing activities was $25,104,000 for the three months ended March 31, 2002 compared to $18,103,000 for the same period in 2001. In 2002, cash used in financing activities reflects cash retained by ICN of $44,935,000 offset by allocated expenses of $19,831,000.

Historically, we did not maintain cash and cash equivalents balances. We received cash from ICN on an as needed basis. During the three months ended March 31, 2002 and 2001, we transferred our excess cash to ICN.

The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in late August 2002. This royalty payment will be divided between ICN and us on a pro-rata basis based on April 17, 2002, the closing date of the Offering. We will retain all subsequent royalty payments. We believe that borrowings under our $60,000,000 credit facility from ICN and our royalty payments from Schering-Plough for sales of ribavirin in the second and third quarters of 2002 will be sufficient to fund our operations for the year 2002. We believe that our royalty payments from Schering-Plough for sales of ribavirin after the third quarter of 2002 will be sufficient to fund our research and development activities, potential acquisitions and capital expenditures for the medium term and to repay any borrowings under our $60,000,000 credit facility from ICN.

Any borrowings from ICN under our $60,000,000 credit facility will be payable on or before December 31, 2003. The interest on these borrowings will be at LIBOR plus 200 basis points.

In October 2001, ICN licensed rights to the compound Hepavir B from Metabasis Therapeutics, Inc. As part of ICN’s contribution of its US research and development operations to us, ICN contributed the Hepavir B license to us. We will be responsible for the development costs of this compound, milestone payments and royalties if the compound is successfully developed. Under the terms of the license agreement, we are required to pay a $2,000,000 nonrefundable license, $1,000,000 of which was paid in October 2001 and $500,000 of which was paid in April 2002. We will pay the remaining $500,000 in October 2002.

As a result of the Offering, we became jointly and severally liable for the principal and interest obligations under $525,000,000 of 6 1/2% subordinated notes issued by ICN in July 2001. As between us and ICN, ICN agreed to make all interest and principal payments on these notes and to make any payments due upon a change of control of ICN or us. We can only amend this agreement, in a manner adverse to us, with the approval of holders of a majority of our outstanding shares of common stock, excluding shares held by ICN. See Note 8 to “Notes to Condensed Financial Statements.” Therefore, we do not expect our obligations under these notes to have an impact on our liquidity or capital resources.

Products in development

We expect our research and development expenses to increase in the foreseeable future. We expect that we will incur a large percentage of our research and development expenses in support of our product development programs for Viramidine, Hepavir B and IL-12.

We licensed Levovirin to F. Hoffmann-La Roche in June 2001 on an exclusive basis. Our development expenses for Levovirin were approximately $5,000,000. F. Hoffmann-La Roche is responsible for all future development costs of Levovirin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In September 2000, we initiated Phase I clinical trials on Viramidine in Europe. We filed an investigational new drug application with the FDA in December 2001. In late March 2002, we began additional Phase I clinical trials on Viramidine in the United States. Our development expenses for Viridamine were approximately $5,400,000 through March 31, 2002.

ICN licensed Hepavir B from Metabasis Therapeutics, Inc. in October 2001. ICN contributed the Hepavir B license to us. Under the terms of the license agreement, we are required to pay a $2,000,000 nonrefundable license fee, $1,000,000 of which was paid in October 2001 and $500,000 of which was paid in March 2002. We will pay the remaining $500,000 in October 2002. The $2,000,000 represents the valuation of acquired in-process research and development for which no alternative use exists and has been charged to operations as research and development expense. We have initiated biology, drug metabolism, pharmacokinetic and toxicology studies on this compound. We expect to finish these studies and, if these studies produce satisfactory results, file an investigational new drug application with the FDA in second half of 2002 or early 2003. If that filing is made and accepted by the FDA, we intend to initiate Phase I clinical trials on Hepavir B.

In connection with our license of Levovirin to F. Hoffmann-La Roche, F. Hoffmann-La Roche licensed to us, on an exclusive basis, a compound known as IL-12 that is at a pre-clinical trial stage of development. We have not taken any steps at this time to develop this compound. We are currently unable to estimate the length of time or the costs that will be required to complete the development of this product.

It is not unusual for the clinical development of these types of products to take five years or more, and to cost over $200,000,000. The time and cost of completing the clinical development of these product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved and whether or when we license the product candidates to third parties. Due to these many uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. In addition, we cannot assure you that any of these product candidates will receive regulatory approval for use for the proposed indications or that these product candidates will be commercially successful.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets. We evaluated our exposure to such risks on an ongoing basis, and reviews its risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the following analysis.

Interest Rate Risk:  We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company’s growth opportunities, the Company’s acquisition strategy, the Company’s continued royalty revenue stream, the prospects for regulatory approval and commercialization of the Company’s product candidates, other regulatory matters pertaining to the Company’s products and other factors affecting the Company’s financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Quarterly Report on Form 10-Q and also include, without limitation, the risk of potential claims against certain of the Company’s research compounds; the Company’s ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the results of lawsuits or the outcome of investigations pending against ICN and the Company; the Company’s potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); effects on the Company of a change in control of ICN and competition.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See Note 7 of Notes to Condensed Financial Statements.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

15.1	Review Report of Independent Accountants

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIBAPHARM INC. Registrant

Date: May 28, 2002	/s/ Johnson Lau
President and Chief Executive Officer

Date: May 28, 2002	/s/ Thomas Stankovich
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Page No
15.1	Review Report of Independent Accountants	23