Form 10-Q
period 2002-06-30
RIBAPHARM INC
filed 2002-08-14
CIK 1116613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31294

RIBAPHARM INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4805655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

3300 Hyland Avenue
Costa Mesa, California 92626
(Address of principal executive offices)
(Zip Code)

(714) 427-6236
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of August 13 , 2002 was 150,000,000.

RIBAPHARM INC.

RIBAPHARM INC.

CONDENSED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(unaudited, in thousands, except per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$11,804	$—
Receivable from Schering-Plough	80,766	16,228
Prepaid expenses and other current assets	320	—

Total current assets	92,890	16,228
Property, plant and equipment, net	10,776	10,406

	$103,666	$26,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$237	$1,069
Accrued liabilities	8,772	4,346
Accrued interest on 6½% subordinated notes dues 2008	15,735	—
Due to ICN Pharmaceuticals, Inc.	12,056	—

Total current liabilities	36,800	5,415
6½% subordinated notes due 2008	525,000	—
Due to ICN Pharmaceuticals, Inc.	34,702	—

Commitments and contingencies

Stockholders’ equity (deficit);
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock $.01 par value; 400,000 shares authorized; 150,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	1,500	1,500
Advances due from ICN	—	(188,017)
Receivable from ICN	(540,735)	—
Retained earnings	46,399	207,736

Total stockholders’ equity (deficit)	(492,836)	21,219

	$103,666	$26,634

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF INCOME
For the three and six months ended June 30, 2002 and 2001
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$66,000	$38,294	$123,001	$67,528

Operating expenses:
Research and development	13,646	5,549	20,223	11,042
General and administrative	2,000	1,523	4,077	2,127

Total operating expenses	15,646	7,072	24,300	13,169

Income from operations	50,354	31,222	98,701	54,359
Interest expense	173	—	173	—
Interest income	(12)	—	(12)	—

Income before provision for income taxes	50,193	31,222	98,540	54,359
Provision for income taxes	19,073	11,989	37,445	20,318

Net income	$31,120	$19,233	$61,095	$34,041

Basic earnings per share	$0.21	$0.13	$0.41	$0.23

Shares used in basic earnings per share computation	150,000	150,000	150,000	150,000

Diluted earnings per share	$0.21	$0.13	$0.41	$0.23

Shares used in diluted earnings per share computation	150,014	150,000	150,007	150,000

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(unaudited, in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$61,095	$34,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,424	1,134
Schering-Plough receivable	—	(1,000)
Change in royalty receivable transferred to ICN	(10,111)	1,870
Change in trade payables and accrued liabilities	3,594	858
Change in prepaids and other assets	(320)	—

Net cash provided by operating activities	55,682	36,903

Cash flows from investing activities:
Capital expenditures	(1,794)	(4,369)

Net cash used in investing activities	(1,794)	(4,369)

Cash flows from financing activities:
Borrowings on line of credit from ICN	34,702	—
Cash payments to ICN, net	(76,786)	(32,534)

Net cash used in financing activities	(42,084)	(32,534)

Net increase in cash and cash equivalents	11,804	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$11,804	$—

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
June 30, 2002
(unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Until April 17, 2002, Ribapharm Inc. (the “Company” or “Ribapharm”) was a wholly owned subsidiary of ICN Pharmaceuticals, Inc. (“ICN”). The Company seeks to discover, develop, acquire and commercialize innovative products for the treatment of significant unmet medical needs, principally in the antiviral and anticancer areas. The Company’s primary product, ribavirin, is an antiviral drug that was licensed to Schering-Plough Corporation (“Schering-Plough”) for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alfa-2b or pegylated interferon alfa-2b. Substantially all of the Company’s revenue is currently derived from this licensing agreement. The accompanying financial statements for the periods until April 17, 2002 are derived from the historical books and records of ICN and present the assets and liabilities, results of operations and cash flows applicable to the Company.

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

In April 2002, ICN completed the sale, through an underwritten public offering, of 29,900,000 shares of Common Stock, (the “Offering”) representing 19.93% of the total outstanding Common Stock of 150,000,000 shares. In connection with the Offering, ICN received net cash proceeds of $278,070,000. The Company received no proceeds from the Offering. Upon consummation of the Offering, the advances due from ICN of $222,818,000 were transferred as a component of permanent equity. Ribapharm was not repaid any of the advances due from ICN upon completion of the Offering.

At the time of the Offering, ICN announced that, as part of its restructuring plan, it was committed to distributing its remaining interest in the Company’s Common Stock to ICN’s stockholders in a tax-free spin-off no later than six months after completion of the Offering. In July 2002, ICN announced that, in light of changed circumstances and market conditions, ICN’s newly-reconstituted Board of Directors is reviewing certain strategic decisions, including the decision to distribute its interest in the Company to ICN’s stockholders in a tax-free spin-off. Also in July 2002, ICN announced that the Internal Revenue Service issued to ICN a private letter ruling that ICN’s distribution of its interest in the Company to ICN’s stockholders will qualify as a tax-free spin-off.

The balance sheets as of June 30, 2002 and December 31, 2001, have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Company. The statements of income include all revenue and costs attributable to the Company, including a corporate allocation of costs between the Company and ICN of shared services (including legal, finance, corporate development, information systems and corporate office expenses). These costs are allocated to the Company on a basis that is considered by management to reflect most fairly or reasonably the utilization of services provided to or the benefit obtained by the Company, such as the square footage, headcount, or actual utilization. It is not practicable to determine the costs specifically attributable to either ICN or Ribapharm with respect to the US Attorney investigation or the SEC litigation. (See Note 9). Additionally, allocation methods of these costs based upon revenue, net income, assets, equity or headcount are not reflective of the nature of the costs incurred. Therefore, ICN and Ribapharm used a joint responsibility approach in allocating these costs such that 50% of the costs, including any reserve for settlement, are allocated to each ICN and Ribapharm. Management believes the methods used to allocate these amounts are reasonable. However, the financial information for the periods prior to April 17, 2002 does not necessarily reflect

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

what the financial position or results of operation would have been had the Company operated as a stand-alone public entity during the periods covered, and may not be indicative of future results of operations or financial position.

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

Income Taxes:    The Company’s operations are included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportionment rate for the State of California. The apportionment rate was estimated to be 3% for the three and six months ended June 30, 2002 and 3% and 2% for the three and six months ended June 30, 2001, respectively. Deferred income taxes are calculated using the estimated future tax effects or differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company and ICN are parties to a tax sharing agreement

Concentration of Credit Risk:    Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company’s exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within its primary customer, Schering-Plough. The Company historically has not experienced losses relating to accounts receivable from its primary customer. See Note 5. All revenues for the three and six months ended June 30, 2002 were derived from one customer. Substantially all revenues for the three and six months ended June 30, 2001 were derived from Schering-Plough.

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

3.    DEBT:

In July 2001, ICN completed an offering of $525,000,000 of 6½% subordinated notes due 2008 (the “Notes”). The Notes, as they relate specifically to ICN’s obligation, are convertible into ICN’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of Notes subject to adjustment. Upon completion of the Offering, Ribapharm became jointly and severally liable for the principal and interest obligations under the Notes. Under an agreement between Ribapharm and ICN originally entered into on July 18, 2001, and amended and restated on April 8, 2002, ICN has agreed to make all interest and principal payments related to the Notes. However, Ribapharm is responsible for these payments to the extent ICN defaults under that agreement and does not make these payments. In that event, the Company would have a claim against ICN for

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

any payments ICN does not make. The Company can only amend this agreement, in a manner adverse to it, with the approval of holders of a majority of its outstanding shares of common stock, excluding shares held by ICN. In the event of a spin-off of Ribapharm, the Notes will be convertible into common stock of both the Company and ICN. The converting note holders would receive ICN’s common stock and the number of shares of Common Stock the note holders would have received had the Notes been converted immediately prior to the spin-off. If the spin-off had occurred as of June 30, 2002, and assuming 82,878,650 shares outstanding of ICN common stock at June 30, 2002, the Notes would have been convertible into the equivalent of approximately 22,209,000 shares of Common Stock, which would be issuable by Ribapharm.

The balance sheet as of June 30, 2002, gives effect to the joint and several obligations under the Notes to which the Company became liable upon completion of the Offering. Upon completion of the Offering, the Company recorded the obligation under the Notes as a receivable from ICN within stockholders’ equity. This receivable from ICN will remain as a component of the Company’s equity to the extent that an obligation for principal and interest for the Notes remains outstanding or until ICN can no longer make principal and interest payments as discussed above. The amount of the receivable from ICN will increase as the Company accrues interest on the Notes. Correspondingly, the amount of the receivable and the accrued interest will decrease as interest payments are made by ICN. If the Company is required to make a principal or interest payment because of a default by ICN and the Company is not reimbursed for this payment, the Company will record a provision for doubtful accounts against the receivable from ICN with an offsetting charge to bad debt expense. To the extent ICN defaults on an interest payment before the Notes become due, the Company would assess the overall collectibility of the receivable from ICN, which may result in an additional charge to bad debt expense.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income:
Income available to common stockholders	$31,120	$19,233	$61,095	$34,041

Shares:
Denominator for basic earnings per share – weighted average shares outstanding	150,000	150,000	150,000	150,000
Employee stock options	14	—	7	—

Denominator for diluted earnings per share – weighted average shares adjusted for assumed conversion	150,014	150,000	150,007	150,000

Basic earnings per share	$0.21	$0.13	$0.41	$0.23

Diluted earnings per share	$0.21	$0.13	$0.41	$0.23

5.    AGREEMENTS WITH SCHERING-PLOUGH:

On July 28, 1995, ICN entered into an Exclusive License and Supply Agreement, as amended, (the “License Agreement”) with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of HCV in combination with Schering-Plough’s interferon alfa-2b. As a result of an

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

amendment to the License Agreement in 1998, ICN gave up the right to co-market in the European Union in exchange for an increase in worldwide royalty rates.

As part of ICN’s contribution of Ribapharm’s assets, on August 7, 2000, ICN contributed to Ribapharm its rights under the License Agreement subject to the consent of third parties, which consent became effective on April 17, 2002.

ICN has advised us that Schering-Plough has informed ICN that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it is not required to pay royalties on these products under the ribavirin license agreement. The Company and ICN do not agree with Schering-Plough’s interpretation of the agreement. However, in August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the beginning of the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. ICN has allocated this portion and other amounts of the royalty receivable to Ribapharm. As of June 30, 2002, the Company has not established a reserve for this receivable because, in the opinion of the Company’s management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as income as the Company can no longer determine such amounts due to a lack of information from Schering-Plough. ICN and the Company intend to arbitrate this royalty payment dispute to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties have selected an arbitrator and arbitration is scheduled to begin in December 2002. If ICN and the Company do not succeed in this alternative dispute resolution process, the Company may have to write off all or a portion of this receivable. If ICN and the Company do succeed, the Company will be entitled to receive the royalty payments on these indigent patient sales withheld by Schering-Plough.

In April 2002, Schering-Plough asserted a counterclaim against ICN and the Company in this arbitration based on ICN’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. ICN and the Company have objected to Schering-Plough’s counterclaim as procedurally improper and unduly vague. ICN and the Company intend to vigorously contest this counterclaim should the arbitrator permit it to proceed.

In November 2000, the Company and ICN entered into an agreement to provide Schering-Plough with certain rights to license various products the Company may develop. Under the terms of the agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that the Company may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to the Company’s products Levovirin or Viramidine. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, Ribapharm will receive royalty revenues based on the sales of licensed products. These rates will increase upon the achievement of different milestones and may be reduced upon the expiration of some of the Company’s patent rights.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

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

If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, the Company may continue to develop that compound or license that compound to other third parties. The agreement with Schering-Plough will terminate on the later of November 14, 2012 or the termination of the License Agreement. The agreement was entered into as part of the resolution of claims asserted by Schering-Plough against the Company, including claims regarding the Company’s alleged improper hiring of former Schering-Plough research and development personnel and claims that ICN and the Company were not permitted to conduct hepatitis C research.

6.    RELATED PARTY TRANSACTIONS:

At the time of the Offering, Ribapharm and ICN entered into an affiliation and distribution agreement, which places restrictions on Ribapharm’s ability to issue capital stock to ensure that Ribapharm remains part of ICN’s consolidated group for tax purposes; a management services and facilities agreement, which details ICN’s agreement to provide Ribapharm with interim administrative and corporate services; a lease agreement, which provides Ribapharm a long-term lease in ICN’s Costa Mesa facility; a confidentiality agreement, which provides that Ribapharm and ICN will not disclose to third parties confidential and proprietary information concerning each other; a registration rights agreement, which grants ICN rights to require Ribapharm to register shares of Ribapharm common stock owned by ICN; and a tax sharing agreement, which allocates liability for taxes between ICN and Ribapharm.

The lease agreement with ICN provides for a lease payment of $5,000,000 per year, plus consumer price index increases, for five years, with a five year option to renew. The lease will be accounted for as an operating lease by Ribapharm. In connection with the lease agreement, Ribapharm will pay, in addition to the lease payment, ICN for its pro rata portion of common charges for the building.

Prior to the Offering, all amounts receivable from Schering-Plough relating to the License Agreement were transferred to ICN on a quarterly basis. Additionally, all excess cash remaining after payment by Ribapharm of its costs were transferred to ICN. The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in late August 2002. This royalty payment will be divided between ICN and the Company with ICN receiving $12,056,000. Because ICN is entitled to $12,056,000 of this royalty payment, the Company has recorded a payable due to ICN for that portion of the royalty payment at June 30, 2002. The Company will retain all subsequent royalty payments.

At the completion of the Offering, ICN provided the Company with a line of credit of up to $60,000,000. The Company may draw on this line of credit until August 31, 2002. Any borrowings on this line of credit will be

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

repayable on or before December 31, 2003. Interest on these borrowings will be at LIBOR plus 200 basis points. As of June 30, 2002, the Company has borrowed $34,702,000.

Following is a summary of transactions between Ribapharm and ICN for each of the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Allocation of costs of shared services
Legal expenses and professional services	$754	$546	$1,910	$618
Facility and central service costs	432	549	721	957
Information systems	122	23	136	37
Shared services	294	—	294	—
Income taxes, net	573	11,989	18,945	20,318
Increase (decrease) in royalty receivable transferred to ICN	(2,546)	4,972	(2,546)	1,870
Rent charge	1,250	—	1,250	—
Interest on line of credit	173	—	173	—
Draw on line of credit	35,000	—	35,000	—
Payments by ICN on behalf of Ribapharm	879	—	879	—
Cash transferred to ICN	130	(37,482)	(44,805)	(54,464)
Transfer to permanent equity	222,818	—	222,818	—

	$259,879	$(19,403)	$234,774	$(30,664)

For the three and six months ended June 30, 2002 and 2001, allocated costs amounted to $1,601,000, $1,118,000, $3,061,000 and $1,612,000 respectively, and are included in operating expenses. For the three and six months ended June 30, 2002 and 2001, the legal expenses and professional fees allocation includes amounts related to the United States Attorney investigation and SEC litigation of $95,000, $175,000, $668,000 and $234,000, respectively.

Following is a summary of transactions between Ribapharm and ICN for the period from January 1, 2002 to April 17, 2002 (the completion of the Offering):

Advances due from ICN
Balance, December 31, 2001	$(188,017)
Allocation of costs of shared services
Legal expenses and professional services	1,298
Facility and central service costs	371
Information systems	37
Shared services	56
Allocation of current income tax expense	22,844
Increase (decrease) in royalty receivable transferred to ICN	(2,546)
Royalty allocated to ICN	(12,056)
Cash transferred to ICN	(44,805)

(222,818)
Transfer to permanent equity	222,818

Balance, April 17, 2002	$—

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)
Following is a summary of transactions between Ribapharm and ICN for the period from April 18, 2002 to June 30, 2002:
Advances due to ICN
Balance, April 18, 2002	$—
Allocation of costs of shared services
Legal expenses and professional services	612
Facility and central service costs	350
Information systems	99
Shared services	238
Draw on line of credit	35,000
Payments by ICN on behalf of Ribapharm	879
Royalty payment due to ICN	12,056
Income taxes, net	(3,899)
Rent charge	1,250
Interest on line of credit	173

Balance, June 30, 2002	$46,758

7.    DETAIL OF CERTAIN ACCOUNTS (IN THOUSANDS):

	June 30, 2002	December 31, 2001
Property, plant and equipment, net:
Equipment	$17,440	$15,646
Accumulated depreciation	(6,664)	(5,240)

	$10,776	$10,406

Accrued Liabilities:
Payroll and related items	$930	$311
Accrued consulting fees	7,029	4,035
Accrued legal fees	700	—
Other accrued items	113	—

	$8,772	$4,346

8.    COMMON STOCK PLANS:

Ribapharm 2002 Stock Option and Award Plan:    The 2002 Stock Option and Award Plan (the “2002 Plan”) was adopted by Ribapharm’s Board of Directors and approved by ICN as the sole shareholder in April 2002. The 2002 Plan provides for the granting of options to purchase a maximum of 22,500,000 shares of Ribapharm’s common stock to directors, officers, employees and consultants of Ribapharm, ICN and ICN’s other affiliates. Options granted under the 2002 Plan will have an exercise price not less than the fair market value of Ribapharm’s Common Stock at the date of grant and a term not exceeding 10 years. Options granted to Ribapharm’s employees, officers, directors and consultants will vest ratably over a four year period from the date of the grant. No options will be exercisable, even when vested, until the earlier of the completion of a spin-off of the Company or September 30, 2003. This limitation on exercisability of options will not apply if, prior to September 30, 2003, ICN becomes ineligible under US tax laws to effect the spin-off on a tax-free basis, or ICN determines not to proceed with the spin-off. The 2002 Plan provides that the adoption of the 2002 Plan is not to be construed as amending, modifying or rescinding any previously approved incentive arrangement.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

At the completion of the Offering, the Company granted stock options to various employees, directors, and its executive officers, totaling 3,025,000 under the 2002 Plan. The exercise price of these options is $10, the initial public offering price. The options have a term of 10 years.

9.    COMMITMENTS AND CONTINGENCIES:

On August 11, 1999, the United States Securities and Exchange Commission filed a civil complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99- 1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleges that ICN and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns the status and disposition of ICN’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly traded company, which would include the Company. A pre-trial schedule has been set which requires the end of discovery by August 1, 2002 and the commencement of trial on May 6, 2003. ICN has advised the Company that ICN and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. ICN has advised the Company that pending completion of these negotiations, the courts have stayed discovery through September 16, 2002. ICN has advised the Company that there can be no assurance that the SEC litigation will be settled by mutual agreement or what the amount of any settlement may ultimately be.

On December 17, 2001, ICN pleaded guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of a letter ICN received from the FDA in late 1994 regarding the not approvable status of the NDA. This guilty plea was entered pursuant to a plea agreement with the office of the United States Attorney for the Central District of California (the “Office”) to settle a six-year investigation. ICN paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute ICN and will not bring any further criminal charges against ICN or any individuals, relating to any matters that have been the subject of the investigation and will close its investigation of these matters, except that the plea agreement provides that the Office has not closed its investigation with respect to the one non-officer employee of ICN.

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

As a subsidiary controlled by ICN, any adverse judgment or settlement of the SEC Complaint against ICN could impose restrictions on the conduct of the Company’s business. Furthermore, the SEC Complaint seeks to

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(unaudited)

bar ICN’s former chairman, Milan Panic, from acting as an officer or director of any publicly traded company, which would include Ribapharm. Mr. Panic was ICN’s Chairman and CEO until June 19, 2002. (See Note 10.)

Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, Three Rivers Pharmaceuticals, LLC and Teva Pharmaceuticals USA, Inc., have filed abbreviated new drug applications with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. ICN and the Company have sued all three of these pharmaceutical companies, and the parent of one of these companies, to prevent these three companies from marketing a generic form of ribavirin. Schering-Plough has also sued all three of these companies to prevent them from marketing a generic form of ribavirin. The Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, generally prohibits the FDA from giving final marketing approval to these abbreviated new drug applications for 30 months after the applicants notify the Company of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this 30-month stay if a court rules that Ribapharm’s patents are invalid or unenforceable or that a generic manufacturer of ribavirin would not infringe Ribapharm’s patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation.

On June 11, 2002 a company called RiboPharm, Inc. filed a suit in the United States District Court for the Central District of California against the Company alleging trademark infringement under the Lantham Act and false advertising, unfair business practices and unfair competition under California Law. The Company intends to vigorously defend this suit. However, if the action is decided unfavorably, the Company may be subject to monetary damages and may not be able to use the name Ribapharm.

The Company understands that F. Hoffmann-La Roche (“Roche”) has developed, and may be attempting to market its own version of ribavirin, which it calls Copegus, for use in combination therapy with Roche’s version of pegylated interferon, called Pegasys, for the treatment of hepatitis C. In order to protect its patent rights, in August 2002, the Company initiated legal action against a subsidiary of Roche in the Netherlands and against Roche in Germany for infringement of the Company’s ribavirin patents. In addition, Roche has initiated legal action in Switzerland seeking a declaratory judgment that Roche’s marketing of ribavirin does not infringe the Company’s patents. The Company intends to file a counter-claim against Roche in the Swiss action for patent infringement.

10.    CHANGE OF CONTROL

Effective June 11, 2002, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to ICN’s Board of Directors. Under the terms of employment agreements with some of the Company’s key executives, and the Company’s 2002 Stock Option and Award Plan (the “Option Plan”), the results of the 2002 election, together with the results of the 2001 election, constitutes a change of control (the “Change of Control”) as of June 11, 2002.

Under employment agreements the Company has with some of its key executives, the Company may become obligated to make cash payments to the executives totaling approximately $3,913,000 in aggregate and make additional cash payments covering the excise tax under section 4999 of the Internal Revenue Code, if any, applicable to such payments. These payment obligations will be triggered if they terminate employment for enumerated reasons following the Change of Control, or if they leave the employ of the Company for any reason or without reason during the sixty-day period commencing six months after the Change of Control.

In addition, on June 19, 2002, Mr. Milan Panic, ICN’s former Chief Executive Officer and Chairman of the Board, resigned with immediate effect from his positions as Chairman and Chief Executive Officer and from all positions he held as a director or officer of any of ICN’s affiliates. Mr. Panic also resigned as one of ICN’s employees with effect from June 30, 2002. Mr. Panic remains one of ICN’s directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In April 2002, ICN completed the sale, through an underwritten public offering, of 29,900,000 shares of Common Stock, (the “Offering”) representing 19.93% of the total outstanding Common Stock of 150,000,000 shares. In connection with the Offering, ICN received net cash proceeds of $278,070,000. The Company received no proceeds from the Offering. Upon consummation of the Offering, the advances due from ICN of $222,818,000 were transferred as a component of permanent equity. Ribapharm was not repaid any of the advances due from ICN upon completion of the Offering.

At the time of the Offering, ICN announced that, as part of its restructuring plan, it was committed to distributing its remaining interest in the Company’s Common Stock to ICN’s stockholders in a tax-free spin-off no later than six months after completion of the Offering. ICN’s commitment to effect the spin-off does not constitute a legally binding obligation to do so. In July 2002, ICN announced that, in light of changed circumstances and market conditions, ICN’s newly-reconstituted Board of Directors is reviewing certain strategic decisions, including the decision to distribute its interest in the Company to its stockholders in a tax-free spin-off. Also in July 2002, ICN announced that the Internal Revenue Service issued to ICN a private letter ruling that ICN’s distribution of its interest in the Company to ICN’s stockholders will qualify as a tax-free spin-off.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

ICN and we have given written notice of its intention to arbitrate this royalty payment dispute to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties have selected an arbitrator and arbitration is scheduled to begin in December 2002. If ICN and we do not succeed in this alternative dispute resolution process, we may have to write off all or a portion of this receivable. If ICN and we do succeed, we will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough.

In April 2002, Schering-Plough asserted a counterclaim against ICN and us in this arbitration, based on ICN’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. ICN and we have objected to Schering-Plough’s counterclaim as procedurally improper and unduly vague. ICN and we intend to vigorously contest this counterclaim, should the arbitrator permit it to proceed.

Revenues for the three months ended June 30, 2002 were $66,000,000 compared to $38,294,000 for the same period of 2001, an increase of $27,706,000 (72%). Revenues for the six months ended June 30, 2002 and 2001 were $123,001,000 and $67,528,000, respectively, an increase of 82%. The revenues for the three and six months ended June 30, 2001, include $5,000,000 of revenue received from F. Hoffmann-La Roche Ltd. (“Roche”) in connection with the Levovirin license agreement. The increase in revenues, excluding the 2001 license agreement revenue, for both the three months and six months ended June 30, 2002 is due primarily to the launch in the United States of pegylated interferon alpha-2b and ribavirin combination therapy by Schering-Plough in October 2001 and the launch in Japan of ribavirin and interferon alpha-2b combination therapy by Schering-Plough in December 2001.

Research and development

Research and development expenses for the three months ended June 30, 2002 were $13,646,000 compared to $5,549,000 for the same period of 2001. For the six months ended June 30, 2002, research and development expenses were $20,223,000 compared to $11,042,000 for the same period of 2001. The increases in the three and six month periods of 146% and 83%, respectively, reflect our expanded and intensified research and development efforts, primarily in the area of antiviral and anticancer drugs. We increased spending on the antiviral drug Viramidine, which is in Phase I clinical trials, and on the antiviral drug Hepavir B, which is in the pre-clinical phase of development during the period. Additionally, research and development expenses increased on other initiatives, including work on anti-hepatitis C, anti-hepatitis B, and anticancer compounds. See “Products in Development.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

General and administrative expenses

General and administrative expenses were $2,000,000 for the three months ended June 30, 2002 compared with $1,523,000 for the same period in 2001, an increase of 31%. The increase is primarily a result of additional expenses related to insurance and the establishment of various administrative departments. These expenses include corporate allocations from ICN of $1,601,000 and $1,118,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, general and administrative expenses were $4,077,000 compared to $2,127,000 for 2001, an increase of 92%. The increase is primarily a result of additional expenses related to insurance, legal and the establishment of various administrative departments. These expenses include corporate allocations from ICN for the six months ended June 30, 2002 and 2001 of $3,061,000 and $1,612,000, respectively.

Income taxes

Our effective tax rate was 38% for the three and six months ended June 30, 2002 compared to 38% and 37% for the same three and six month periods, respectively. Our operations were included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportionment rate for the State of California. The apportionment rate was 3% for the three and six months ended June 30, 2002 and 3% and 2% for the three and six months ended June 30, 2001, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2002, cash provided by operating activities totaled $55,682,000 compared to $36,903,000 in 2001. Operating cash flows primarily reflect net income of $61,095,000, which was offset by an increase in the royalty receivable transferred to ICN of $10,111,000, and an increase in trade payable and accrued liabilities of $3,594,000. The increase in trade payables and accrued liabilities primarily relates to increased accrued professional fees of $2,994,000.

Cash used in investing activities was $1,794,000 for the three months ending June 30, 2002 and $4,369,000 for the same period of 2001. The investment in capital expenditures reflects the purchase of state-of-the-art research equipment.

Cash used in financing activities was $42,084,000 for the six months ended June 30, 2002 compared to $32,534,000 for the same period in 2001. In 2002, cash used in financing activities reflects net cash retained by ICN of $76,786,000 offset by borrowings of $34,702,000 on the line of credit from ICN.

Historically, we did not maintain cash and cash equivalents balances. We received cash from ICN on an as needed basis. During the six months ended June 30, 2001, we transferred our excess cash to ICN.

The royalty payment for sales of ribavirin in the second quarter of 2002 is payable in late August 2002. This royalty payment will be divided between ICN and us with ICN receiving $12,056,000. We will retain all subsequent royalty payments. We believe that borrowings under our $60,000,000 credit facility from ICN and our royalty payments from Schering-Plough for sales of ribavirin in the second and third quarter of 2002 will be sufficient to fund our operations for the year 2002. We believe that our royalty payments from Schering-Plough for sales of ribavirin after the third quarter of 2002 will be sufficient to fund our research and development activities, potential acquisitions and capital expenditures for the medium term and to repay any borrowings under our $60,000,000 credit facility from ICN.

Any borrowings from ICN under our $60,000,000 credit facility will be payable on or before December 31, 2003. The Company may draw on this line until August 31, 2002. The interest on these borrowings will be at LIBOR plus 200 basis points. During the three months ended June 30, 2002, we borrowed $34,702,000 against our credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

As a result of the Offering, we became jointly and severally liable for the principal and interest obligations under $525,000,000 of 6 1/2% subordinated notes issued by ICN in July 2001. As between us and ICN, ICN agreed to make all interest and principal payments on these notes and to make any payments due upon a change of control of ICN or us. We can only amend this agreement, in a manner adverse to us, with the approval of holders of a majority of our outstanding shares of common stock, excluding shares held by ICN. See Note 3 to “Notes to Condensed Financial Statements.” Therefore, we do not expect our obligations under these notes to have an impact on our liquidity or capital resources.

Under employment agreements we have with some of our key executives, we may become obligated to make cash payments to our executives totaling approximately $3,913,000 in aggregate and make additional cash payments covering the excise tax under Section 4999 of the Internal Revenue Code, if any, applicable to such payments. These payment obligations will be triggered if our executives terminate employment for enumerated reasons following the Change of Control (effective June 11, 2002), or if our executives leave the employ of Ribapharm for any reason or without reason during the sixty-day period commencing six months after a Change of Control (effective June 11, 2002).

Products in development

We expect our research and development expenses to increase in the foreseeable future. We expect that we will incur a large percentage of our research and development expenses in support of our product development programs for Viramidine, Hepavir B and IL-12. Therefore, we expect to spend approximately $30,000,000 on research and development during the second half of the year.

We licensed Levovirin to Roche in June 2001 on an exclusive basis. Our development expenses for Levovirin were approximately $5,000,000. Roche is responsible for all future development costs of Levovirin.

In September 2000, we initiated Phase I clinical trials on Viramidine in Europe. We filed an investigational new drug application with the FDA in December 2001. In late March 2002, we began additional Phase I clinical trials on Viramidine in the United States. Our development expenses for Viridamine were approximately $9,020,000 through June 30, 2002.

ICN licensed Hepavir B from Metabsis Therapeutics, Inc., in October 2001. ICN contributed Heppavir B license to the Company. We have initiated biology, drug metabolism, pharmacokinetic and toxicology studies on Hepavir B. We expect to finish these studies and, if these studies produce satisfactory results, file an investigational new drug application with the FDA in late 2002 or early 2003. If that filing is made and accepted by the FDA, we intend to initiate Phase I clinical trials on Hepavir B. Our development expenses for Hepavir B are approximately $2,400,000 for the six months ending June 30, 2002.

In connection with our license of Levovirin to Roche, Roche licensed to us, on an exclusive basis, a compound known as IL-12 that is at a clinical trial stage of development. We are in the process of manufacturing IL-12. We are currently unable to estimate the length of time or the costs that will be required to complete the development of this product.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

It is not unusual for the clinical development of these types of products to take five years or more and to cost over $200,000,000. The time and cost of completing the clinical development of these product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved and whether or when we license the product candidates to third parties. Due to these many uncertainties, we are unable to estimate the length of time or the costs that will be required to complete the development of these product candidates. In addition, we cannot assure you that any of these product candidates will receive regulatory approval for use for the proposed indications or that these product candidates will be commercially successful.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and review our risk management policy to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and costs. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the preceeding analysis.

Interest Rate Risk:    We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration.

THE “SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company’s growth opportunities, the Company’s acquisition strategy, the Company’s continued royalty revenue stream, the prospects for regulatory approval and commercialization of the Company’s product candidates, other regulatory matters pertaining to the Company’s products and other factors affecting the Company’s financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Quarterly Report on Form 10-Q and also include, without limitation, the risk of potential claims against certain of the Company’s research compounds; the Company’s ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs, techniques, processes or products the Company may develop or acquire; the results of lawsuits or the outcome of investigations pending against ICN and the Company; the Company’s potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); effects on the Company of a change in control of ICN, the impact of ICN’s strategic review on the Company and competition.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 9 of Notes to Condensed Financial Statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1
Amendment No. 1 to Employment Agreement between Ribapharm Inc. and Johnson Y.N. Lau, dated May 17, 2002. (Amendment to Form of Executive Officer Employment Agreement filed as Exhibit 10.19 to Ribapharm Inc.’s Registration Statement of Form S-1, Registration No. 33-39350.)

10.2
Amendment No. 1 to Employment Agreement between Ribapharm Inc. and Thomas Stankovich, dated May 17, 2002. (Amendment to Form of Executive Officer Employment Agreement filed as Exhibit 10.19 to Ribapharm Inc.’s Registration Statement of Form S-1, Registration No. 33-39350.)

10.3
Amendment No. 1 to Employment Agreement between Ribapharm Inc. and Roger D. Loomis, dated May 17, 2002. (Amendment to Form of Executive Officer Employment Agreement filed as Exhibit 10.19 to Ribapharm Inc.’s Registration Statement of Form S-1, Registration No. 33-39350.)

	15.1	Review Report of Independent Accountants
	15.2	Awareness Letter of Independent Accountants
(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIBAPHARM INC. Registrant

Date: August 14, 2002	/s/ JOHNSON LAU
President and Chief Executive Officer

Date: August 14, 2002	/s/ THOMAS STANKOVICH
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
10.1
Amendment No. 1 to Employment Agreement between Ribapharm Inc. and Johnson Y.N. Lau, dated May 17, 2002. (Amendment to Form of Executive Officer Employment Agreement filed as Exhibit 10.19 to Ribapharm Inc.’s Registration Statement of Form S-1, Registration No. 33-39350.)

10.2
Amendment No. 1 to Employment Agreement between Ribapharm Inc. and Thomas Stankovich, dated May 17, 2002. (Amendment to Form of Executive Officer Employment Agreement filed as Exhibit 10.19 to Ribapharm Inc.’s Registration Statement of Form S-1, Registration No. 33-39350.)

10.3
Amendment No. 1 to Employment Agreement between Ribapharm Inc. and Roger D. Loomis, dated May 17, 2002. (Amendment to Form of Executive Officer Employment Agreement filed as Exhibit 10.19 to Ribapharm Inc.’s Registration Statement of Form S-1, Registration No. 33-39350.)

15.1	Review Report of Independent Accountants
15.2	Awareness Letter of Independent Accountants