Form 10-Q
period 2002-09-30
RIBAPHARM INC
filed 2002-11-14
CIK 1116613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31294

RIBAPHARM INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4805655 (I.R.S. Employer identification number)

3300 Hyland Avenue
Costa Mesa, California 92626
(Address of principal executive offices)
(Zip Code)

(714) 427-6236
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of November 12, 2002 was 150,000,000.

RIBAPHARM INC.

ITEM 1.—FINANCIAL STATEMENTS

RIBAPHARM INC.

CONDENSED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(unaudited, in thousands, except per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$50,838	$—
Receivable from Schering-Plough	87,428	16,228
Prepaid expenses and other current assets	594	—

Total current assets	138,860	16,228
Property, plant and equipment, net	10,010	10,406

	$148,870	$26,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$747	$1,069
Accrued liabilities	16,207	4,346
Accrued interest on 6½% subordinated notes dues 2008	6,305	—
Due to ICN Pharmaceuticals, Inc.	19,546	—

Total current liabilities	42,805	5,415
6½% subordinated notes due 2008	465,590	—
Due to ICN Pharmaceuticals, Inc.	35,000	—

Commitments and contingencies

Stockholders’ equity (deficit);
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 150,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	1,500	1,500
Advances due from ICN	—	(188,017)
Receivable from ICN	(471,895)	—
Retained earnings	75,870	207,736

Total stockholders’ equity (deficit)	(394,525)	21,219

	$148,870	$26,634

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2002 and 2001
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$63,395	$21,474	$186,396	$89,002

Operating expenses:
Research and development	13,518	5,621	33,741	16,663
General and administrative	2,922	2,177	6,999	4,304

Total operating expenses	16,440	7,798	40,740	20,967

Income from operations	46,955	13,676	145,656	68,035
Interest expense	441	—	614	—
Interest income	(87)	—	(99)	—

Income before provision for income taxes	46,601	13,676	145,141	68,035
Provision for income taxes	17,709	5,535	55,154	25,853

Net income	$28,892	$8,141	$89,987	$42,182

Basic earnings per share	$0.19	$0.05	$0.60	$0.28

Shares used in basic earnings per share computation	150,000	150,000	150,000	150,000

Diluted earnings per share	$0.19	$0.05	$0.60	$0.28

Shares used in diluted earnings per share computation	150,000	150,000	150,005	150,000

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$89,987	$42,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,037	1,495
Schering-Plough receivable	—	(12,628)
Change in royalty receivable transferred to ICN	—	13,202
Change in royalty receivable	(16,773)	—
Change in trade payables and accrued liabilities	11,539	1,850
Change in prepaids and other current assets	(594)	—

Net cash provided by operating activities	86,196	46,101

Cash flows from investing activities:
Capital expenditures	(1,641)	(5,447)

Net cash used in investing activities	(1,641)	(5,447)

Cash flows from financing activities:
Borrowings on line of credit from ICN	35,000	—
Cash payments to ICN, net	(68,717)	(40,654)

Net cash used in financing activities	(33,717)	(40,654)

Net increase in cash and cash equivalents	50,838	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$50,838	$—

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
September 30, 2002
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

At the time of the Offering, ICN announced that, as part of its restructuring plan, it was committed to distributing its remaining interest in the Company’s Common Stock to ICN’s stockholders in a tax-free spin-off no later than six months after completion of the Offering. In June 2002, ICN announced that, in light of changed circumstances and market conditions, ICN’s newly-reconstituted Board of Directors is reviewing certain strategic decisions, including the decision to distribute its interest in the Company to ICN’s stockholders in a tax-free spin-off. ICN has announced that it continues to explore its options with regard to Ribapharm. In July 2002, ICN announced that the Internal Revenue Service issued to ICN a private letter ruling that ICN’s distribution of its interest in the Company to ICN’s stockholders will qualify as a tax-free spin-off.

The balance sheet as of December 31, 2001 was prepared using the historical basis of accounting and includes all of the assets and liabilities specifically identifiable to the Company. For periods prior to April 17, 2002, the statements of income include a corporate allocation of costs between the Company and ICN of shared services (including legal, finance, corporate development, information systems and corporate office expenses). These costs were allocated to the Company on a basis that is considered by management to reflect most fairly or reasonably the utilization of services provided to or the benefit obtained by the Company, such as the square footage, headcount, or actual utilization. For the periods subsequent to April 17, 2002, the income statements include a corporate allocation of costs between the Company and ICN in accordance with the terms of the management services and facilities agreement. It is not practicable to determine the costs specifically attributable to either ICN or Ribapharm with respect to the US Attorney investigation or the SEC litigation. (See Note 8). Additionally, allocation methods of these costs based upon revenue, net income, assets, equity or headcount are not reflective of the nature of the costs incurred. Therefore, ICN and Ribapharm used a joint responsibility approach in allocating these costs such that 50% of the costs, including any reserve for settlement, are allocated to each of ICN and Ribapharm. Management believes the methods used to allocate these amounts are reasonable.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:    The Company earns royalties as a result of the sale of product rights and technology to third parties. Royalty revenue is earned at the time the products subject to the royalty are sold by the third party. Quarterly royalty payments from Schering-Plough are reduced by Schering-Plough’s cash payments for discounts, rebates and similar deductions. The Company records an estimate for the difference between the deductions earned by the third parties and the cash paid by Schering-Plough. The Company recognizes as revenue up-front nonrefundable fees associated with royalty and license agreements when all performance obligations under the agreements are completed. Milestone payments received, if any, related to scientific achievement are recognized as revenue when the milestone is accomplished by the third party.

Research and Development:    Research and development costs are expensed as incurred.

Income Taxes:    The Company’s operations are included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportionment rate for the State of California. The apportionment rate was estimated to be 3% for the three and nine months ended September 30, 2002 and 5% and 3% for the three and nine months ended September 30, 2001, respectively. Deferred income taxes are calculated using the estimated future tax effects or differences between financial statement carrying amounts and the tax bases of assets and liabilities. The Company and ICN are parties to a tax sharing agreement.

Concentration of Credit Risk:    Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company’s exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within its primary customer, Schering-Plough. The Company historically has not experienced losses relating to accounts receivable from its primary customer. See Note 5. All revenues for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001 were derived from one customer. Substantially all revenues for the nine months ended September 30, 2001 were derived from Schering-Plough.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or stockholder’s equity.

3.    DEBT:

In July 2001, ICN completed an offering of $525,000,000 of 6½% convertible subordinated notes due 2008 (the “Notes”). In July and August 2002, ICN repurchased $59,410,000 principal amount of the Notes. The Notes, as they relate specifically to ICN’s obligation, are convertible into ICN’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of Notes, subject to adjustment. Upon completion of the Offering, Ribapharm became jointly and severally liable for the principal and interest obligations under the Notes. Under an agreement between Ribapharm and ICN originally entered into on July 18, 2001, and amended and restated on April 8, 2002, ICN has agreed to make all interest and principal payments related to the Notes. However, Ribapharm is responsible for these payments to the extent ICN defaults under that agreement and does not make

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

these payments. In that event, the Company would have a claim against ICN for any payments ICN does not make. The Company can only amend this agreement, in a manner adverse to it, with the approval of holders of a majority of its outstanding shares of common stock, excluding shares held by ICN. In the event of a spin-off of Ribapharm, the Notes will be convertible into common stock of both the Company and ICN. The converting note holders would receive ICN’s common stock and the number of shares of Common Stock the note holders would have received had the Notes been converted immediately prior to the spin-off. If the spin-off had occurred as of September 30, 2002, and assuming 83,913,783 shares outstanding of ICN common stock at September 30, 2002, the Notes would have been convertible into the equivalent of approximately 19,453,000 shares of Common Stock, which would be issuable by Ribapharm.

The balance sheet as of September 30, 2002, gives effect to the joint and several obligations under the Notes to which the Company became liable upon completion of the Offering. Upon completion of the Offering, the Company recorded the obligation under the Notes as a receivable from ICN within stockholders’ equity. This receivable from ICN will remain as a component of the Company’s equity to the extent that an obligation for principal and interest for the Notes remains outstanding or until ICN can no longer make principal and interest payments as discussed above. The amount of the receivable from ICN will increase as the Company accrues interest on the Notes. Correspondingly, the amount of the receivable and the accrued interest will decrease as interest payments are made by ICN. If the Company is required to make a principal or interest payment because of a default by ICN and the Company is not reimbursed for this payment, the Company will record a provision for doubtful accounts against the receivable from ICN with an offsetting charge to bad debt expense. To the extent ICN defaults on an interest payment before the Notes become due, the Company would assess the overall collectibility of the receivable from ICN, which may result in an additional charge to bad debt expense.

4.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Income:
Income available to common stockholders	$28,892	$8,141	$89,987	$42,182

Shares:
Denominator for basic earnings per share — weighted average shares outstanding	150,000	150,000	150,000	150,000
Employee stock options	—	—	5	—

Denominator for diluted earnings per share — weighted average shares adjusted for assumed conversion	150,000	150,000	150,005	150,000

Basic earnings per share	$0.19	$0.05	$0.60	$0.28

Diluted earnings per share	$0.19	$0.05	$0.60	$0.28

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

5.    AGREEMENTS WITH SCHERING-PLOUGH:

On July 28, 1995, ICN entered into an Exclusive License and Supply Agreement, as amended, (the “License Agreement”) with Schering-Plough. Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of HCV in combination with Schering-Plough’s interferon alfa-2b. As a result of an amendment to the License Agreement in 1998, ICN gave up the right to co-market in the European Union in exchange for an increase in worldwide royalty rates.

As part of ICN’s contribution of Ribapharm’s assets, on August 7, 2000, ICN contributed to Ribapharm its rights under the License Agreement subject to the consent of third parties, which consent became effective on April 17, 2002.

ICN has advised the Company that Schering-Plough has informed ICN that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it is not required to pay royalties on these products under the ribavirin license agreement. The Company and ICN do not agree with Schering-Plough’s interpretation of the agreement. However, in August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the beginning of the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. These amounts appear on the Company’s balance sheet as a receivable. As of September 30, 2002, the Company has not established a reserve for this receivable because, in the opinion of the Company’s management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as income as the Company can no longer determine such amounts due to a lack of information from Schering-Plough. ICN and the Company have commenced arbitration with Schering-Plough to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties selected an arbitrator, discovery has commenced and arbitration hearings are scheduled to begin in January 2003. If ICN and the Company do not succeed in this alternative dispute resolution process, the Company may have to write off all or a portion of this receivable. If ICN and the Company do succeed, the Company will be entitled to receive the royalty payments on these indigent patient sales withheld by Schering-Plough.

In April 2002, Schering-Plough asserted a counterclaim against ICN and the Company in this arbitration based on ICN’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. ICN and the Company intend to vigorously contest this counterclaim.

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

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

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

The lease agreement with ICN provides for a lease payment of $5,000,000 per year, plus consumer price index increases, for five years, with a five-year option to renew. The lease is accounted for as an operating lease by Ribapharm. In connection with the lease agreement, Ribapharm will pay, in addition to the lease payment, ICN for its pro rata portion of common charges for the building.

Prior to the Offering, all amounts receivable from Schering-Plough relating to the License Agreement were transferred to ICN on a quarterly basis. Additionally, all excess cash remaining after payment by Ribapharm of its costs were transferred to ICN. All royalties earned subsequent to the Offering are retained by the Company.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

At the completion of the Offering, ICN provided the Company with a line of credit. The Company borrowed $35,000,000 on this line and cannot make any further draws. These borrowings are repayable on or before December 31, 2003. Interest on these borrowings is at LIBOR (1.78% at September 30, 2002) plus 200 basis points.

Following is a summary of transactions between Ribapharm and ICN for each of the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Allocation of costs of shared services
Legal expenses and professional services	$1,670	$381	$3,580	$999
Facility and central service costs	512	654	1,233	1,611
Information systems	121	28	257	65
Shared services	87	—	381	—
Income taxes, net	17,708	5,535	36,653	25,853
Increase (decrease) in royalty receivable transferred to ICN	—	11,332	(2,546)	13,202
Rent charge	1,250	—	2,500	—
Interest on line of credit	441	—	614	—
Draw on line of credit	—	—	35,000	—
Payments to/from ICN	(1,945)	—	(1,066)	—
Cash transferred to ICN	(11,478)	(14,778)	(56,283)	(69,242)
Transfer to permanent equity	(578)	—	222,240	—

	$7,788	$3,152	$242,563	$(27,512)

For the three months ended September 30, 2002 and 2001, allocated costs amounted to $2,390,000 and $1,063,000, respectively, and are included in operating expenses. For the nine months ended September 30, 2002 and 2001, allocated costs included in operating expenses are $5,451,000 and $2,675,000, respectively. The legal and professional fees allocation, which includes amounts related to the United States Attorney and SEC litigation, for the three months ended September 30, 2002 and 2001 is $48,000 and $88,000, respectively. For the nine months ended September 30, 2002 and 2001, the legal and professional fees allocation, which include amounts related to the United States Attorney and SEC litigation, are $716,000 and $322,000, respectively.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

Following is a summary of transactions between Ribapharm and ICN for the period from January 1, 2002 to April 17, 2002 (the completion of the Offering):

Advances due from ICN
Balance, December 31, 2001	$(188,017)
Allocation of costs of shared services
Legal expenses and professional services	1,298
Facility and central service costs	371
Information systems	37
Shared services	56
Allocation of current income tax expense	22,844
Increase (decrease) in royalty receivable transferred to ICN	(2,546)
Royalty allocated to ICN	(12,056)
Cash transferred to ICN	(44,805)

(222,818)
Transfer to permanent equity	222,818

Balance, April 17, 2002	$—

Following is a summary of transactions between Ribapharm and ICN for the period from April 18, 2002 to September 30, 2002:

Due to ICN
Balance, April 18, 2002, current portion	$—
Allocation of costs of shared services
Legal expenses and professional services	2,282
Facility and central service costs	862
Information systems	220
Shared services	325
Income taxes, net	13,809
Rent charge	2,500
Interest on line of credit	614
Payments to/from ICN	(488)
Adjustment to permanent equity	(578)

Balance, September 30, 2002, current portion	$19,546

Balance, December 31, 2001, non-current portion	$—
Draw on line of credit	35,000

Balance, September 30, 2002, non-current portion	$35,000

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

7.    DETAIL OF CERTAIN ACCOUNTS (IN THOUSANDS):

	September 30, 2002	December 31, 2001
Property, plant and equipment, net:
Equipment	$17,287	$15,646
Accumulated depreciation	(7,277)	(5,240)

	$10,010	$10,406

Accrued Liabilities:
Payroll and related items	$1,911	$311
Accrued consulting fees	7,532	4,035
Accrued legal fees	1,654	—
Accrued royalty deductions	4,709	—
Other	401	—

	$16,207	$4,346

8.    COMMITMENTS AND CONTINGENCIES:

On August 11, 1999, the United States Securities and Exchange Commission filed a civil complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt, Civil Action No. SACV 99-1016 DOC (ANx) (the “SEC Complaint”). The SEC Complaint alleges that ICN and the individual named defendants made untrue statements of material fact or omitted to state material facts necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading and engaged in acts, practices, and courses of business which operated as a fraud and deceit upon other persons in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The SEC Complaint concerns the status and disposition of ICN’s 1994 New Drug Application for ribavirin as a monotherapy treatment for chronic hepatitis C (the “NDA”). The FDA did not approve this new drug application. The SEC Complaint seeks injunctive relief, unspecified civil penalties, and an order barring Mr. Panic from acting as an officer or director of any publicly traded company, which would include the Company. Trial is scheduled to commence on May 6, 2003. ICN has advised the Company that ICN and the SEC appeared before a settlement judge, for the purpose of settlement negotiations. Discovery, previously stayed by the court, remains suspended, and the parties have negotiated toward a settled resolution of the complaint in which, among other things, ICN would neither admit or deny the allegations. ICN presently anticipates that the matter will conclude in the near future.

On December 17, 2001, ICN pleaded guilty in the United States District Court for the Central District of California to a single felony count for securities fraud for omitting to disclose until February 17, 1995, the existence and content of a letter ICN received from the FDA in late 1994 regarding the not approvable status of the NDA. This guilty plea was entered pursuant to a plea agreement with the office of the United States Attorney for the Central District of California (the “Office”) to settle a six-year investigation. ICN paid a fine of $5,600,000 and became subject to a three-year term of probation. The plea agreement provides that the Office will not further prosecute ICN and will not bring any further criminal charges against ICN or any individuals, relating to any matters that have been the subject of the investigation and will close its investigation of these matters, except that the plea agreement provides that the Office has not closed its investigation with respect to the one former non-officer employee of ICN.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

The conditions of the probation require ICN to create a compliance program to ensure no future violations of the federal securities laws and to pre-clear with the FDA any public communication by ICN concerning any matter subject to FDA regulation. The terms of the compliance program include ICN retaining an expert to review its procedures for public communications regarding matters subject to FDA regulation and to develop written procedures for these communications. The compliance program also requires preparation of an annual report by the expert on ICN’s compliance with the written procedures and annual certification by ICN management that ICN is complying with the expert’s recommendations. ICN has advised the Company that these conditions of probation also apply to the Company unless, after a spin-off or other change in control of the Company occurs, the District Court grants the Company, upon application, early termination of the probation. Due to the results of ICN’s 2002 Annual Stockholders meeting and the resulting change of control, as defined in the plea agreement, ICN has requested early termination of the probation. There can be no assurance that the court will grant the request.

Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation (“Geneva”), Three Rivers Pharmaceuticals, LLC and Teva Pharmaceuticals USA, Inc., have filed abbreviated new drug applications with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. ICN and the Company have sued all three of these pharmaceutical companies, and the parent of one of these companies, to prevent these three companies from marketing a generic form of ribavirin. A trial date has been set for March 4, 2003 in the Geneva lawsuit. Schering-Plough has also sued all three of these companies to prevent them from marketing a generic form of ribavirin. The Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, generally prohibits the FDA from giving final marketing approval to these abbreviated new drug applications for 30 months after the applicants notify the Company of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this 30-month stay if a court rules that Ribapharm’s patents are invalid or unenforceable or that a generic manufacturer of ribavirin would not infringe Ribapharm’s patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation.

On June 11, 2002 a company called RiboPharm, Inc. filed a suit in the United States District Court for the Central District of California against the Company alleging trademark infringement under the Lanham Act and false advertising, unfair business practices and unfair competition under California law. In November 2002, the District Court granted a preliminary injunction enjoining the Company from using the name Ribapharm. The Company appealed this ruling to the United States Court of Appeals for the Ninth Circuit and the District Court has granted the Company’s motion to stay the injunction for a period of 30 days to permit the Company to file an application to the Court of Appeals to stay the injunction pending appeal. The Company intends to vigorously defend this suit. However, if the action is decided unfavorably, the Company may be subject to monetary damages and may not be able to use the name Ribapharm.

The Company understands that F. Hoffmann-La Roche (“Roche”) has developed, and may be attempting to market its own version of ribavirin, which it calls Copegus, for use in combination therapy with Roche’s version of pegylated interferon, called Pegasys, for the treatment of hepatitis C. In order to protect its patent rights, in

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(unaudited)

August 2002, the Company initiated legal action against a subsidiary of Roche in the Netherlands and against Roche in Germany and the United States for infringement of the Company’s ribavirin patents. In addition, Roche has initiated legal action in Switzerland seeking a declaratory judgment that Roche’s marketing of ribavirin does not infringe the Company’s patents. The Company has filed a counter-claim against Roche in the Swiss action for patent infringement.

9.    CHANGE OF CONTROL/TERMINATION OF EMPLOYMENT

Effective June 11, 2002, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to ICN’s Board of Directors. Under the terms of employment agreements with some of the Company’s key executives, and the 2002 Stock Option and Award Plan (the “2002 Stock Option Plan”), the results of the 2002 election, together with the results of the 2001 election, constituted a change of control as of June 11, 2002 (the “Change of Control”).

Under employment agreements the Company has with some of its key executives, the Company will become obligated to make cash payments to the covered executives totaling approximately $3,913,000 in the aggregate, and may be required to make additional cash payments covering the excise tax under section 4999 of the Internal Revenue Code, if any, applicable to such payments, if the employment of such executives is terminated by the Company other than for cause, death or disability, or by the executives for certain other enumerated reasons following or in connection with a change in control of the Company, or voluntarily by the executives for any reason during the sixty-day period beginning six months following any such change in control. The Change of Control which occurred on June 11, 2002 constituted a change of control for purposes of these employment agreements.

In addition, the vesting of options granted pursuant to the 2002 Stock Option Plan to the executives would be accelerated in the event of any such terminations. The value of the accelerated options would depend upon the market price of the shares of Common Stock at that time.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

Ribapharm Inc. (the “Company”) seeks to discover, develop, acquire and commercialize innovative products for the treatment of significant unmet medical needs, principally in the antiviral and anticancer areas. All of the Company’s revenues are derived from licensing agreements.

In April 2002, ICN completed the sale, through an underwritten public offering, of 29,900,000 shares of the Company’s Common Stock, (the “Offering”) representing 19.93% of the total outstanding Common Stock of 150,000,000 shares. In connection with the Offering, ICN received net cash proceeds of $278,070,000. The Company received no proceeds from the Offering. Upon consummation of the Offering, the advances due from ICN of $222,818,000 were transferred as a component of permanent equity. Ribapharm was not repaid any of the advances due from ICN upon completion of the Offering.

At the time of the Offering, ICN announced that, as part of its restructuring plan, it was committed to distributing its remaining interest in the Company’s Common Stock to ICN’s stockholders in a tax-free spin-off no later than six months after completion of the Offering. ICN’s commitment to effect the spin-off does not constitute a legally binding obligation to do so. In June 2002, ICN announced that, in light of changed circumstances and market conditions, ICN’s newly reconstituted Board of Directors is reviewing certain strategic decisions, including the decision to distribute its interest in the Company to its stockholders in a tax-free spin-off. ICN has announced that it continues to explore its options with regard to Ribapharm. In July 2002, ICN announced that the Internal Revenue Service issued to ICN a private letter ruling that ICN’s distribution of its interest in the Company to ICN’s stockholders will qualify as a tax-free spin-off.

Royalties represent amounts earned under our Exclusive License and Supply Agreement (the “License Agreement”) with Schering-Plough Corporation (“Schering-Plough”). Under the License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alpha (the “Combination Therapy”). In 1998, Schering-Plough received approval from the United States Food and Drug Administration (“FDA”) to market Rebetron™ Combination Therapy. Rebetron™ combines Rebetol® (ribavirin) capsules and Intron® A (interferon alfa-2b, recombinant) injection, for the treatment of HCV in-patients with compensated chronic liver disease. On July 26, 2001, Schering-Plough announced that the FDA granted Schering-Plough marketing approval for Rebetol® capsules as a separately marketed product for use only in combination with Intron® A injection for the treatment of HCV in patients with compensated chronic liver disease previously untreated with interferon alpha or who have relapsed following interferon alpha therapy. On August 8, 2001, Schering-Plough announced that the FDA also granted Schering-Plough approval for Peg-Intron™ (peginterferon alfa-2b), a longer lasting form of Intron® A, for use in combination therapy with Rebetol® for the treatment of HCV in patients with compensated chronic liver disease previously untreated with interferon alpha and who are at least 18 years of age.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

ICN has advised us that Schering-Plough has informed ICN that it believes royalties paid under the License Agreement should not include royalties on products distributed as part of an indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the License Agreement. ICN and we do not agree with Schering-Plough’s interpretation of the Agreement. In August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough is withholding on a current basis all royalty payments purportedly related to this indigent patient marketing program. We recognized the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001 as income. These amounts appear on our balance sheet as a receivable. We have not established a reserve for these amounts because, in the opinion of our management, collectibility is reasonably assured. Since the second quarter of 2001,we no longer recognize any of these withheld royalty payments as income since we can no longer determine the amounts due to lack of information provided by Schering-Plough. ICN and we have commenced arbitration with Schering-Plough to collect these royalties and prevent Schering-Plough from withholding royalty payments on sales under the indigent patient marketing program in the future. The parties selected an arbitrator, discovery has commenced and arbitration hearings are scheduled to begin in January 2003. If ICN and we do not succeed in this alternative dispute resolution process, we may have to write off all or a portion of this receivable. If ICN and we do succeed, we will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough.

In April 2002, Schering-Plough asserted a counterclaim against ICN and us in this arbitration, based on ICN’s alleged failure to assist Schering-Plough in securing certain distribution rights in Egypt. ICN and we intend to vigorously contest this counterclaim.

The Company understands that Schering-Plough made the following disclosure in its Form 10-Q for the period ended September 30, 2002:

“In early November 2002, [Schering-Plough] was served with two additional grand jury subpoenas by the United States Attorney for the District of Massachusetts which has been investigating certain sales and marketing practices of [Schering-Plough] as previously disclosed in [Schering-Plough’s] SEC filings. Among other information, the subpoenas seek a broad range of information concerning [Schering-Plough’s] sales, marketing and clinical trial practices and programs with respect to INTRON A, REBETRON and TEMODAR, [Schering-Plough’s] sales and marketing contacts with managed care organizations and doctors and [Schering-Plough’s] offering or provision of grants, honorariums or other items or services of value to managed care organizations, physician groups, doctors and educational institutions. It is not possible to predict the outcome of the investigation, which could include the commencement of civil or criminal proceedings involving the imposition of fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. Nor can [Schering-Plough] predict whether the investigation will affect its marketing, sales or clinical trial practices. [Schering-Plough] is cooperating with the investigation.”

The Company, which is not a party to, or otherwise involved in this investigation of Schering-Plough, cannot predict the impact, if any, of this investigation on royalty revenues under the License Agreement with Schering-Plough.

The Company understands that F. Hoffman-La Roche (“Roche”) has developed, and may be attempting to market its own version of ribavirin, which it calls Copegus, for use in combination therapy with Roche’s version of pegylated interferon, called Pegasys, for the treatment of hepatitis C. In August 2002, the Company initiated legal action against a subsidiary of Roche in the Netherlands and against Roche in Germany and the United States for infringement of the Company’s ribavirin patents. In addition, Roche has initiated legal action in Switzerland seeking a declaratory judgment that Roche’s marketing of ribavirin does not infringe the Company’s patents. The Company has filed a counter-claim against Roche in the Swiss action for patent infringement and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

intends to vigorously defend its patent position. If Roche is able to successfully market Copegus and/or Pegasys, without licensing ribavirin from the Company, the Company’s royalty revenues may decrease significantly.

Revenues

Revenues for the three months ended September 30, 2002 were $63,395,000 compared to $21,474,000 for the same period of 2001, an increase of $41,921,000 (195%). The revenues for the three months ended September 30, 2002 are net of approximately $6,000,000 for changes in estimated rebates incurred by Schering-Plough related to sales of ribavirin in prior periods. Revenues for the nine months ended September 30, 2002 and 2001 were $186,396,000 and $89,002,000, respectively, an increase of 109%. The revenues for the nine months ended September 30, 2001, include $5,000,000 of revenue received from F. Hoffmann-La Roche Ltd. (“Roche”) in connection with the Levovirin license agreement. The increase in revenues, excluding the 2001 license agreement revenue, for both the three months and nine months ended September 30, 2002 is due primarily to the launch in the United States of pegylated interferon alpha-2b and ribavirin combination therapy by Schering-Plough in October 2001 and the launch in Japan of ribavirin and interferon alpha-2b combination therapy by Schering-Plough in December 2001.

Research and development

Research and development expenses for the three months ended September 30, 2002 were $13,518,000 compared to $5,621,000 for the same period of 2001. For the nine months ended September 30, 2002, research and development expenses were $33,741,000 compared to $16,663,000 for the same period of 2001. The increases in the three and nine month periods of 140% and 102%, respectively, reflect our expanded and intensified research and development efforts, primarily in the area of antiviral and anticancer drugs. We increased spending on the antiviral drug Viramidine, which is in Phase I clinical trials, and on the antiviral drug Hepavir B, which is in Phase I clinical trials in Europe. We intend to commence Phase II clinical trials on Viramidine during the fourth quarter of 2002. Additionally, research and development expenses increased on other initiatives, including work on anti-hepatitis C, anti-hepatitis B, and anticancer compounds. See “Products in Development.”

General and administrative expenses

General and administrative expenses were $2,922,000 for the three months ended September 30, 2002 compared with $2,177,000 for the same period in 2001, an increase of 34%. The increase is primarily a result of additional legal expenses related to the Generic and Roche litigation and the establishment of various administrative departments. These expenses include corporate allocations from ICN of $2,390,000 and $1,063,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, general and administrative expenses were $6,999,000 compared to $4,304,000 for 2001, an increase of 63%. The increase is primarily a result of additional legal expenses related to the Generic and Roche litigation and the establishment of various administrative departments. These expenses include corporate allocations from ICN for the nine months ended September 30, 2002 and 2001 of $5,451,000 and $2,675,000, respectively.

Income taxes

Our effective tax rate was 38% for the three and nine months ended September 30, 2002 compared to 40% and 38% for the same three and nine month periods ended September 30, 2001, respectively. Our operations were included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportionment rate for the State of California. The apportionment rate was 3% for the three and nine months ended September 30, 2002 and 5% and 3% for the three and nine months ended September 30, 2001, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2002, cash provided by operating activities totaled $86,196,000 compared to $46,101,000 in 2001. Operating cash flows primarily reflect net income of $89,987,000, which was offset by an increase in the royalty receivable of $16,773,000, and an increase in trade payable and accrued liabilities of $11,539,000. The increase in trade payables and accrued liabilities primarily relates to increased accrued professional fees of $3,497,000, accrued royalty deductions of $4,709,000 and legal fees relating to patents and generic drug lawsuits of $1,654,000.

Cash used in investing activities was $1,641,000 for the three months ending September 30, 2002 and $5,447,000 for the same period of 2001. The investment in capital expenditures reflects the purchase of state-of-the-art research equipment.

Cash used in financing activities was $33,717,000 for the nine months ended September 30, 2002 compared to $40,654,000 for the same period in 2001. In 2002, cash used in financing activities reflects net cash retained by ICN of $68,717,000 offset by borrowings of $35,000,000 on the line of credit from ICN.

Management believes that the Company’s existing cash and cash equivalents and funds generated from royalties will be sufficient to meet its operating requirements in the near term and to fund the continued development of its research and development programs, potential acquisitions and capital expenditures for the medium term and to repay the $35,000,000 of borrowings under the credit facility from ICN. The Company may also seek debt financing or issue equity securities to finance future acquisitions.

The $35,000,000 of borrowings from ICN under the credit facility are payable on or before December 31, 2003. The Company’s ability to draw on this line of credit ended August 31, 2002. The interest on these borrowings is at LIBOR (1.78% at September 30, 2002) plus 200 basis points.

As a result of the Offering, we became jointly and severally liable for the principal and interest obligations under $525,000,000 of 6 1/2% convertible subordinated notes due 2008 (the “Notes”) issued by ICN in July 2001. In July and August 2002, ICN repurchased $59,410,000 principal amount of the Notes. As between us and ICN, ICN agreed to make all interest and principal payments on these notes and to make any payments due upon a change of control of ICN or us. We can only amend this agreement, in a manner adverse to us, with the approval of holders of a majority of our outstanding shares of common stock, excluding shares held by ICN. See Note 3 to “Notes to Condensed Financial Statements.” Therefore, we do not expect our obligations under these notes to have an impact on our liquidity or capital resources.

Effective June 11, 2002, three persons nominated by Franklin Mutual Advisors, LLC and Iridian Asset Management LLC were elected to ICN’s Board of Directors. Under the terms of employment agreements with some of the Company’s key executives, the results of the 2002 election together with the results of the 2001 election, constituted a change of control as of June 11, 2002 (the “Change of Control”).

Under employment agreements the Company has with some of its key executives, the Company will become obligated to make cash payments to the covered executives totaling approximately $3,913,000 in the aggregate, and may be required to make additional cash payments covering the excise tax under section 4999 of the Internal Revenue Code, if any, applicable to such payments, if the employment of such executives is terminated by the Company other than for cause, death or disability, or by the executives for certain other enumerated reasons following or in connection with a change in control of the Company, or voluntarily by the executives for any reason during the sixty-day period beginning six months following any such change in control. The Change of Control which occurred on June 11, 2002 constituted a change of control for purposes of these employment agreements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Products in development

We expect our research and development expenses to increase in the foreseeable future. We expect that we will incur a large percentage of our research and development expenses in support of our product development programs for Viramidine, Hepavir B and IL-12. Therefore, we expect to spend approximately $15,940,000 on research and development during the fourth quarter of this year.

We licensed Levovirin to Roche in June 2001 on an exclusive basis. Our development expenses for Levovirin were approximately $5,000,000. Roche is responsible for all future development costs of Levovirin.

In September 2000, we initiated Phase I clinical trials on Viramidine in Europe. We filed an investigational new drug application with the FDA in December 2001. In late March 2002, we began additional Phase I clinical trials on Viramidine in the United States. We intend to commence Phase II clinical trials on Viramidine during the fourth quarter of 2002. Our research and development expenses for Viramidine are approximately $17,000,000 for the period from inception of the project through September 30, 2002.

ICN licensed Hepavir B from Metabasis Therapeutics, Inc., in October 2001. ICN contributed the Hepavir B license to the Company. We have initiated biology, drug metabolism, pharmacokinetic and toxicology studies on Hepavir B. We filed an investigational new drug application with the FDA in October 2002. In August 2002, we initiated a Phase I clinical trial of Hepavir B in Europe. Our research and development expenses for Hepavir B are approximately $15,200,000 for the nine months ending September 30, 2002.

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

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the preceding analysis.

Interest Rate Risk:    We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Ribapharm’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 8 of Notes to Condensed Financial Statements.

ITEM 5.     OTHER INFORMATION

In November 2002, Johnson Y.N. Lau, the Company’s President and Chief Executive Officer, was elected Chairman of the Company’s Board of Directors. Hans Thierstein, previously Chairman of the Company’s Board of Directors, was elected Vice Chairman.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1
License Agreement between Hoffman-LaRoche Inc. and F. Hoffman-LaRoche Ltd. and Ribapharm Inc., dated as of June 29, 2001. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Ribapharm Inc. 2002 Amended and Restated Nonemployee Director Retainer Fee Plan.
15.1	Review Report of Independent Accountants
15.2	Awareness Letter of Independent Accountants

(b)	Report on Form 8-K

During the quarter ending September 30, 2002, the following report on Form 8-K was filed by the Registrant:

1.    Current report on Form 8-K dated August 14, 2002 (the date of the earliest event reported), filed on August 14, 2002, for the purpose of reporting, under Item 9, the Registrant’s Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIBAPHARM INC. Registrant

Date: November 14, 2002	/s/ JOHNSON Y.N. LAU

Chairman of the Board, Chief Executive Officer and President

Date: November 14, 2002	/s/ THOMAS STANKOVICH

Senior Vice President and Chief Financial Officer

Form 10-Q Certifications

I, Johnson Y.N. Lau, the Chairman of Board, Chief Executive Officer and President of Ribapharm Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ribapharm Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JOHNSON Y.N. LAU

Johnson Y.N. Lau
Chairman of the Board, Chief Executive Officer and President

I, Thomas Stankovich, the Senior Vice President and Chief Financial Officer of Ribapharm Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ribapharm Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ THOMAS STANKOVICH

Thomas Stankovich
Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ribapharm Inc. (the”Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Johnson Y.N. Lau, Chairman of the Board, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  JOHNSON Y.N. LAU

Johnson Y.N. Lau
Chairman of the Board, Chief Executive Officer and President
Dated:  November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ribapharm Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Stankovich, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  THOMAS STANKOVICH

Thomas Stankovich
Senior Vice President and Chief Financial Officer
Dated:  November 14, 2002

EXHIBIT INDEX

Exhibit
10.1
License Agreement between Hoffman-LaRoche Inc. and F. Hoffman-LaRoche Ltd. and Ribapharm Inc., dated as of June 29, 2001. Portions of this exhibit have been omitted pursuant to an application for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

10.2	Ribapharm Inc. 2002 Amended and Restated Nonemployee Director Retainer Fee Plan.
15.1	Review Report of Independent Accountants
15.2	Awareness Letter of Independent Accountants