Form 10-Q
period 2003-03-31
RIBAPHARM INC
filed 2003-05-15
CIK 1116613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of May 12, 2003 was 150,000,000.

RIBAPHARM INC.

ITEM 1—FINANCIAL STATEMENTS

RIBAPHARM INC.

CONDENSED BALANCE SHEETS

March 31, 2003 and December 31, 2002

(unaudited, in thousands, except per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$94,975	$79,750
Royalty receivable	64,811	105,496
Prepaid expenses and other current assets	1,194	591
Deferred income taxes	2,734	2,734

Total current assets	163,714	188,571
Property, plant and equipment, net	10,145	10,504

	$173,859	$199,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade payables	$105	$1,286
Accrued liabilities	20,838	24,129
Accrued interest on 6½% subordinated notes due 2008	6,305	13,871
Due to ICN Pharmaceuticals, Inc.	2,580	4,266
Income taxes payable to ICN Pharmaceuticals, Inc.	12,356	17,450
Line of credit from ICN Pharmaceuticals, Inc.	—	35,000

Total current liabilities	42,184	96,002
6½% subordinated notes due 2008	465,590	465,590
Deferred income taxes	707	707

Commitments and Contingencies (see Note 10)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 150,000 shares outstanding at March 31, 2003 and December 31, 2002	1,500	1,500
Receivable from ICN Pharmaceuticals, Inc.	(471,895)	(479,461)
Retained earnings	135,773	114,737

Total stockholders’ equity (deficit)	(334,622)	(363,224)

	$173,859	$199,075

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF INCOME

For the three months ended March 31, 2003 and 2002

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues	$48,583	$57,001

Operating expenses:
Research and development	9,440	6,577
General and administrative	5,600	2,077

Total operating expenses	15,040	8,654

Income from operations	33,543	48,347
Interest income	(302)	—
Interest expense	454	—

Income before provision for income taxes	33,391	48,347
Provision for income taxes	12,355	18,372

Net income	$21,036	$29,975

Basic earnings per share	$0.14	$0.20

Shares used in basic earnings per share computation	150,000	150,000

Diluted earnings per share	$0.14	$0.20

Shares used in diluted earnings per share computation	150,068	150,000

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002

(unaudited, in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$21,036	$29,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	820	691
Change in assets and liabilities:
Royalty receivable	40,685	—
Prepaid and other current assets	(603)	—
Trade payables and accrued liabilities	(4,472)	(2,377)
Due to ICN Pharmaceuticals, Inc.	(1,686)	—
Income taxes payable to ICN Pharmaceuticals, Inc.	(5,094)	—

Net cash provided by operating activities	50,686	28,289

Cash flows from investing activities:
Capital expenditures	(461)	(639)

Net cash used in investing activities	(461)	(639)

Cash flows from financing activities:
Payment on line of credit from ICN Pharmaceuticals, Inc.	(35,000)	—
Payment of excess earnings to ICN Pharmaceuticals, Inc., net	—	(27,650)

Net cash used in financing activities	(35,000)	(27,650)

Net increase in cash and cash equivalents	15,225	—
Cash and cash equivalents at beginning of period	79,750	—

Cash and cash equivalents at end of period	$94,975	$—

The accompanying notes are an integral part of these condensed financial statements.

MANAGEMENT’S STATEMENT REGARDING UNAUDITED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by Ribapharm Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. The Company believes that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

1.    Organization and Background

Until April 17, 2002, Ribapharm Inc. (the “Company”) was a wholly owned subsidiary of ICN Pharmaceuticals, Inc. (“ICN”). In anticipation of its Initial Public Offering (“IPO”), the Company effected a recapitalization of its common stock in the form of a 1,500,000 for 1.0 stock split on April 10, 2002. The Certificate of Incorporation provides for authorized capital stock of 410,000,000 shares, including 400,000,000 shares of common stock, $.01 par value per share, and 10,000,000 shares of preferred stock, $.01 par value per share. On April 17, 2002, through an underwritten IPO, ICN completed the sale of 29,900,000 shares of common stock, representing 19.93% of the total outstanding common stock of 150,000,000 shares. No preferred stock was sold or is currently outstanding.

At the time of the IPO, ICN announced that, as part of its restructuring plan, it would consider distributing its remaining interest in the Company’s common stock to ICN’s stockholders in a possible tax-free spin-off no later than six months after completion of the IPO. In June 2002, ICN announced that, in light of changed circumstances and market conditions, ICN’s newly-reconstituted Board of Directors was reviewing certain strategic decisions, including the decision to distribute its interest in the Company to ICN’s stockholders in a possible tax-free spin-off. In order for the spin-off to be tax free to ICN’s stockholders, ICN must distribute to its stockholders at least 80% of the issued and outstanding common stock of the Company. This requirement limits the number of shares of the Company’s common stock that can be sold. In July 2002, ICN announced that the Internal Revenue Service issued to ICN a private letter ruling that ICN’s distribution of its interest in the Company to ICN’s stockholders would qualify as a tax-free spin-off. ICN’s commitment to effect the possible spin-off does not constitute a binding legal obligation to do so; therefore, there can be no assurance that the spin-off will occur. ICN is continuing to explore its options with regard to the Company.

The accompanying financial statements for the three month period ended March 31, 2002 are derived from the historical books and records of ICN and present the assets and liabilities, results of operations and cash flows applicable to the Company. For the three month period ended March 31, 2002, the statements of income include a corporate allocation of costs between the Company and ICN of shared services (including legal, finance, corporate development, information systems and corporate office expenses). These costs were allocated to the Company on a basis that is considered by management to reflect fairly or reasonably the utilization of services provided to or the benefit obtained by the Company, such as the square footage, headcount, or actual utilization.

For the three month period ended March 31, 2003, the income statements include a corporate allocation of costs between the Company and ICN in accordance with the terms of a management services and facilities agreement; see Note 7, “Related Party Transactions”. It is not practicable to determine the costs specifically attributable to either ICN or the Company with respect to the U.S. Attorney investigation or the SEC litigation; see Note 10, “Commitments and Contingencies” – “SEC” and “U.S. District Court”. Additionally, allocations of the U.S. Attorney investigation and SEC litigation costs based upon methods utilizing revenue, net income, assets, equity or headcount are not reflective of the nature of the costs incurred. Therefore, ICN and the Company used a joint responsibility approach in allocating these costs such that 50% of the costs, including any reserve for settlement, are allocated to each ICN and the Company. Management believes the methods used to allocate these costs are reasonable.

2.    Summary of Significant Accounting Policies

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to accruals for discounts and returns, rebates and concessions, income taxes, and contingencies and litigation. Actual results could differ from those estimates.

Cash and Cash Equivalents:    Cash equivalents include money market funds and auction rate securities which have maturities of three months or less. For the purposes of the statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At March 31, 2003, cash and cash equivalents totaled $94,975,000. For the three month period ended March 31, 2002, the Company transferred all excess cash to ICN and did not maintain a cash and cash equivalent balance.

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

Revenue Recognition:    The Company earns royalties as a result of the sale of product rights and technology to third parties. Royalty revenue is earned at the time the products subject to the royalty are sold by the third party; accordingly, the Company accrues for earned royalty revenue, net of estimated discounts and returns. Royalty payments from Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffmann LaRoche (“Roche”) are reduced by Schering-Plough’s and Roche’s cash payments for discounts, rebates and similar deductions. The Company recognizes as revenue up-front nonrefundable fees associated with royalty and license agreements when all performance obligations under the agreements are completed. Milestone payments received, if any, related to scientific achievement are recognized as revenue when the milestone is accomplished by the third party. See the discussion below in Note 10, “Commitments and Contingencies—Schering-Plough’s Indigent Patient Marketing Program”, regarding the Company’s dispute with Schering-Plough relating to the payment of certain royalty receivables.

Accrual of rebates and other concessions:    The Company estimates the commercial and governmental rebates that will be paid in subsequent periods for those products sold during the current period, and accrues those estimated amounts as a liability and a reduction of royalty revenues.

Research and Development:    Research and development costs, including milestone payments and purchased research and development services, are expensed as incurred.

Income Taxes:    The Company’s operations are included in the consolidated ICN tax returns. The Company and ICN are parties to a tax sharing agreement. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportioned rate for the State of California, which was estimated to be 2% and 3% for the three months ended March 31, 2003 and 2002, respectively.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

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

Concentration of Credit Risk:    Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs an ongoing credit evaluation of its customers’ financial condition and generally does not require collateral to secure accounts receivable. The Company’s exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within its two customers, Schering-Plough and Roche. The Company historically has not experienced losses relating to its accounts receivable. See Notes 3 and 4 regarding “Schering-Plough License Agreement” and “Roche License Agreement”, respectively.

Stock-Based Compensation:    The Company has adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion (“APB”) No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2002 Stock Option and Award Plan (the “2002 Plan”) as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant date for awards in the three months ending March 31, 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (table in thousands, except per share data):

March 31, 2003
Net income as reported	$21,036
Stock based employee compensation expense determined under fair value based method, net of related tax effects	10,124

Pro forma net income	$10,912

Earnings per share:
Basic—as reported	$0.14

Basic—pro forma	$0.07

Diluted—as reported	$0.14

Diluted—pro forma	$0.07

The Company’s stock option and award plan was not adopted until April 10, 2002; therefore, related disclosure information for the three months ended March 31, 2002 is not applicable and is not included.

Earnings per share:    Earnings per share has been calculated for all periods presented using the 150,000,000 shares outstanding after the IPO, which occurred on April 17, 2002. Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share excludes the dilutive effects of

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

options, compared with the diluted earnings per share which reflects the potential dilution of options. Diluted earnings per share for the three months ended March 31, 2003 excludes the effect of 5,471,050 shares of common stock from options, because their effect was antidilutive.

Reclassifications:    Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or stockholders’ equity.

3.    Schering-Plough License Agreement

On July 28, 1995, ICN entered into an Exclusive License and Supply Agreement (the “Schering License Agreement”) and a Stock Purchase Agreement with Schering-Plough. Under the Schering License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alpha-2b. The Schering License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial Schering License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole®. Under the Schering License Agreement, Schering-Plough is responsible for all clinical development worldwide. In 1998, ICN sold to Schering-Plough its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide. Prior to April 17, 2002, ICN contributed the Schering License Agreement and its future royalty income stream to the Company in order to facilitate the Company’s IPO. All of the royalty income earned by the Company during the three month period ended March 31, 2002, was derived from the Schering License Agreement.

4.    Roche License Agreement

On January 6, 2003, the Company, ICN, and Roche entered into a license agreement (the “Roche License Agreement”) which authorizes Roche to make, have made and to sell its own version of ribavirin, known as Copegus, under the Company’s patents for use in combination therapy with Roche’s version of pegylated interferon, known as Pegasys, for the treatment of hepatitis C. Under the Roche License Agreement, Roche will register and commercialize Copegus globally. Roche will pay royalty fees to the Company on all sales of the combination product containing Copegus. Since the Roche License Agreement did not exist at the time, no royalties were earned by or paid to the Company during the three months ending March 31, 2002.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

5.    Detail of Certain Accounts (in thousands)

	March 31, 2003	December 31, 2002
Property, Plant and Equipment, net:
Machinery and equipment	$17,960	$17,501
Furniture and fixtures	1,013	1,011
Leasehold improvements	77	77

	19,050	18,589
Accumulated depreciation	(8,905)	(8,085)

	$10,145	$10,504

Accrued Liabilities:
Payroll and related items	$1,353	$5,834
Accrued consulting fees	4,961	5,366
Accrued legal fees	3,205	2,690
Accrued royalty rebates and concessions	9,829	9,829
Other	1,490	410

	$20,838	$24,129

6.    Long Term Debt

Long-term debt at March 31, 2003 and December 31, 2002, consists of $465,590,000 in 6½% subordinated notes, due 2008.

In July 2001, ICN completed an offering of $525,000,000 of 6½% subordinated notes due 2008 (the “Notes”). The Notes, as they relate specifically to ICN’s obligation, are convertible into ICN’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of Notes, subject to adjustment. Upon completion of the IPO, the Company became jointly and severally liable for the principal and interest obligations under the Notes. Under an agreement between the Company and ICN originally entered into on July 18, 2001, and amended and restated on April 8, 2002, ICN has agreed to make all interest and principal payments related to the Notes. However, the Company is responsible for these payments to the extent ICN defaults under that agreement and does not make these payments. In that event, the Company would have a claim against ICN for any payments ICN does not make. The Company can only amend this agreement, in a manner adverse to it, with the approval of holders of a majority of its outstanding shares of common stock, excluding shares held by ICN. In the event of a possible spin-off of the Company, the Notes will be convertible into common stock of both the Company and ICN. The converting note holders would receive ICN’s common stock and the number of shares of Common Stock the note holders would have received had the Notes been converted immediately prior to the spin-off. If the spin-off had occurred as of March 31, 2003, the Notes would have been convertible into the equivalent of approximately 19,408,000 shares of Common Stock, which would be issuable by the Company.

The balance sheets as of March 31, 2003 and December 31, 2002, give effect to the joint and several obligation under the Notes to which the Company became liable upon completion of the IPO. After completion of the IPO, the Company recorded the obligation under the Notes as a receivable from ICN within stockholders’ equity. This receivable from ICN will remain a component of the Company’s equity to the extent that an obligation for principal and interest for the Notes remains outstanding or until ICN can no longer make principal

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

and interest payments as discussed above. The amount of the receivable from ICN will increase as the Company accrues interest on the Notes. Correspondingly, the amount of the receivable and the accrued interest will decrease as interest payments are made by ICN. Payments of accrued interest are due on January 15 and July 15 of each year. If the Company is required to make a principal or interest payment because of a default by ICN and the Company is not reimbursed for this payment, the Company will record a provision for doubtful accounts against the receivable from ICN with an offsetting charge to bad debt expense. To the extent ICN defaults on an interest payment before the Notes become due, the Company would assess the overall collectibility of the receivable from ICN, which may result in an additional charge to bad debt expense.

7.    Related Party Transactions

At the time of the IPO, the Company and ICN entered into an “affiliation and distribution agreement”, which places restrictions on the Company’s ability to issue capital stock to ensure that the Company remains part of ICN’s consolidated group for tax purposes; a “management services and facilities agreement”, which details ICN’s agreement to provide the Company with interim administrative and corporate services; a “lease agreement”, which provides the Company a long-term lease in ICN’s Costa Mesa facility; a “confidentiality agreement”, which provides that the Company and ICN will not disclose to third parties confidential and proprietary information concerning each other; a “registration rights agreement”, which grants ICN rights to require the Company to register shares of the Company’s common stock owned by ICN; and a “tax sharing agreement”, which allocates liability for taxes between ICN and the Company.

The lease agreement with ICN provides for a lease payment of $5,000,000 per year, plus consumer price index increases, for five years, with a five-year option to renew. The lease expires in April 2007. The lease is accounted for as an operating lease by the Company. In connection with the lease agreement, in addition to the lease payment, the Company pays ICN for its pro rata portion of common charges for the building.

Prior to the IPO, including the three months ended March 31, 2002, all amounts receivable from the Schering License Agreement were transferred to ICN on a quarterly basis, and all excess cash remaining after payment by the Company of its costs were transferred to or retained by ICN. All royalties earned subsequent to the IPO, which includes the three months ended March 31, 2003, were earned and retained by the Company.

At the time of the IPO, ICN agreed to provide the Company with working capital financing which the Company could draw upon until August 31, 2002 and was required to repay all loans in full no later than December 31, 2003. On March 28, 2003, the Company and ICN entered into an amendment to this original line of credit agreement, which allows the Company to make additional draws against the line of credit, if needed, to the extent of cumulative repayments made by the Company, up to a maximum available credit limit of $35,000,000. Subject to approval by ICN’s Board of Directors, the amended expiration date (the “Amended Expiration Date”) would be the earlier of December 29, 2005 or the date which ICN ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of the Company; however, without such approval, the expiration date would remain at December 31, 2003. Additionally, it was the Company’s desire and ICN agreed as a condition of the amendment, to repay ICN on the date of the amendment the aggregate outstanding principal balance and related accrued interest, without requirement to comply with a prior notice obligation. Accordingly, on March 28, 2003, the Company repaid principal and interest in the amounts of $35,000,000 and $984,000, respectively. On May 6, 2003, ICN’s Board of Directors approved the Amended Expiration Date.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

For the three months ended March 31, 2003 and 2002, the allocated costs of shared services furnished by ICN amounted to $694,000 and $1,459,000, respectively, and are included in operating expenses. The legal expenses and professional fees allocation includes amounts related to the U.S. Attorney investigation and SEC litigation of $0 and $573,000 for the three months ending March 31, 2003 and 2002, respectively.

Following is a summary of transactions between the Company and ICN for the three months ended March 31, 2002 (table in thousands):

Advances due From ICN
Balance, December 31, 2001	$(188,017)

Allocation of costs of shared services:
Legal expenses and professional services	1,156
Facility and central service costs	289
Information systems	14

1,459

Allocation of current income tax expense	18,372
Cash transferred to or retained by ICN	(47,481)

Payments of excess earnings to ICN	(27,650)

Balance, March 31, 2002	$(215,667)

Following is a summary of transactions between the Company and ICN for the three months ending March 31, 2003 (table in thousands):

Due to ICN
Balance, December 31, 2002	$4,266

Allocation of costs of shared services:
Legal expenses and professional services	4
Facility and central service costs	415
Information systems	158
Other shared services	117

694

Rent charge	1,250
Interest on line of credit, and on allocation of shared services and income tax expense	454
Payments by ICN on behalf of the Company	381
Payments to ICN	(4,465)

Balance, March 31, 2003	$2,580

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

Income Taxes Payable to ICN
Balance, December 31, 2002	$17,450
Allocation of current income tax expense	12,356
Payments to ICN	(17,450)

Balance, March 31, 2003	$12,356

Line of Credit from ICN
Balance, December 31, 2002	$35,000
Payments to ICN	(35,000)

Balance, March 31, 2003	$—

8.    Common Stock

The 2002 Stock Option and Award Plan (the “2002 Plan”) was adopted on April 10, 2002 by the Company’s Board of Directors and approved by ICN as the sole shareholder. Accordingly, disclosure information for the three month period ended March 31, 2002, is not applicable and not included. The 2002 Plan provides for the granting of options to purchase a maximum of 22,500,000 shares of the Company’s common stock to directors, officers, employees and consultants of the Company, ICN and ICN’s other affiliates. Options granted under the 2002 Plan will have an exercise price not less than the fair market value of the Company’s common stock at the date of grant and a term not exceeding 10 years. Further, Options granted under the 2002 Plan to the Company’s employees, officers, directors and consultants generally will vest ratably over a four-year period from the date of the grant. No options will be exercisable until the earlier of the completion of a possible spin-off of the Company, or September 30, 2003.

The 2002 Plan was amended by the Company’s Board of Directors in June and December 2002 through Amendment Nos. 1 and 2, respectively. Amendment No. 1 provided a definition of fair market value. Amendment No. 2 provided that in the event that a change in control occurs after December 4, 2002, each option held would become immediately and fully vested on the date of the change in control. A change in control is defined as the failure of the Incumbent Board (eg, those individuals who were members of the Company’s Board of Directors at the time of the IPO) to constitute  2/3 of the Board. A change in control occurred on January 22, 2003, therefore, all options outstanding at that time, all of which were granted in 2002, became fully vested. Further, in accordance with their respective employment agreements all options held by the former executive management personnel became fully vested at the time of their resignations on January 22, 2003.

During the three months ended March 31, 2003, 1,475,000 shares under the 2002 Plan were issued to the Company’s executives and Board of Directors at an average price of $4.73. As of March 31, 2003, a total of 5,471,050 options have been granted under the 2002 Plan, and, of those, 3,996,050 became fully vested on January 22, 2003.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

The pro forma information included in Note 2 was estimated using the Black-Scholes option-pricing model with the following assumptions:

March 2003
Weighted-average life in years	4.17
Volatility	76.30%
Expected dividend per share	$0.00
Risk-free interest rate	2.55%
Weighted-average fair value of options granted	$2.77

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

9.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (table in thousands, except per share data):

	March 31, 2003	March 31, 2002
Income:
Numerator for basic and diluted earnings per share — income available to common stockholders	$21,036	$29,975

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	150,000	150,000
Effect of potential dilutive securities:
Employee stock options	68	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	150,068	150,000

Basic earnings per share	$0.14	$0.20

Diluted earnings per share	$0.14	$0.20

The above calculation does not give effect to shares that could become issuable to holders of the convertible Notes in the event of a possible spin-off of the Company.

10.    Commitment and Contingencies

SEC:    On August 11, 1999, the United States Securities and Exchange Commission (the “SEC”) filed a civil complaint in the United States District Court for the Central District of California captioned Securities and Exchange Commission v. ICN Pharmaceuticals, Inc., Milan Panic, Nils O. Johannesson, and David C. Watt,

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

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

In the fall of 2002, counsel for the defendants and the SEC reached an agreement to settle the SEC Complaint. The court issued a final judgment embodying the terms of the settlement with ICN on November 27, 2002. Under the terms of the settlement, ICN, without admitting or denying liability, consented to the entry of a consent judgment permanently enjoining it from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and consented to various corporate governance undertakings regarding FDA-related press releases (the “Undertakings”). Because the settlement agreement explicitly acknowledged that a “change of control” of ICN occurred on May 29, 2002, ICN can apply for termination of the Undertakings upon a showing of “good cause” eighteen months after entry of the judgment. ICN has advised the Company that the Undertakings also apply to the Company unless, after a spin-off or other change in control of the Company, the court grants the Company, upon application, early termination of these restrictions.

The Undertakings generally require ICN to establish a Board Committee responsible for establishing policies and procedures regarding the issuance of FDA-related press releases in general, and approving specific contents of such press releases. ICN must also retain an expert to review such policies and procedures, train the Board and Board-appointed officers, and conduct an annual review of ICN’s FDA-related disclosure policies. ICN must pre-clear all FDA-related press releases with the FDA, and submit copies of such press releases to the expert. ICN and the Company are in the process of implementing the Undertakings, and have retained for purposes of the Undertakings the same expert who was retained for purposes of the compliance program described below.

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

The conditions of the probation require ICN to create a compliance program to ensure no future violations of the federal securities laws and to pre-clear with the FDA any public communication by ICN concerning any matter subject to FDA regulation. The terms of the compliance program include ICN retaining an expert to review its procedures for public communications regarding matters subject to FDA regulation and to develop written procedures for these communications. The compliance program also requires preparation of an annual

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

report by the expert on ICN’s compliance with the written procedures and annual certification by ICN management that ICN is complying with the expert’s recommendations. ICN has advised the Company that these conditions of probation also apply to the Company unless, after a spin-off or other change in control of the Company occurs, the District Court grants the Company, upon application, early termination of the probation. Due to the results of ICN’s 2002 Annual Stockholders Meeting and the resulting change in the composition of ICN’s Board of Directors, ICN applied for early termination of the probation. The U.S. District Court granted ICN’s application and, effective April 23, 2003, probation was terminated for ICN and, therefore, for the Company.

Generic Litigation:    Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. ICN and the Company sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin. The three cases are all before the same judge, and have been coordinated with respect to a common pre-trial hearing date, which is currently set for June 2, 2003. Summary judgement motions were filed by the defendants. The Company filed oppositions to those motions, and the court heard oral argument on March 31, 2003. The Company is expecting a decision in due course and prior to the start of trial on June 24, 2003. The Federal Food, Drug and Cosmetic Act, as amended by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, generally prohibits the FDA from giving final marketing approval to these abbreviated new drug applications for 30 months after the applicants notify the Company of their intent to seek approval from the FDA. However, the FDA could grant marketing approval prior to expiration of this 30-month stay if a court rules that the Company’s patents are invalid or unenforceable or that a generic manufacturer of ribavirin would not infringe the Company’s patents, or if a court determines that a party has unreasonably delayed the progress of the patent litigation.

Schering-Plough also sued all three of these companies to prevent them from marketing a generic form of ribavirin. However, on February 7, 2003, Schering-Plough announced that it had entered into a licensing agreement with Three Rivers and, on March 26, 2003, announced it had entered into licensing agreements with the remaining two generic pharmaceutical companies, Geneva and Teva, which will settle all patent litigation between the three generic companies and Schering-Plough regarding Schering-Plough’s U.S. patents relating to ribavirin and its use in treating hepatitis C. Under terms of the agreements, Schering-Plough granted to each of Three Rivers, Geneva and Teva a non-exclusive, non-sublicensable license to its U.S. ribavirin patents. Each of the three companies will pay to Schering-Plough a royalty on its ribavirin sales. The agreements are subject to the courts’ dismissal of the relevant lawsuits. The Company believes its patent position to be unchanged by Schering-Plough’s settlements with the three generic companies, and intends to vigorously defend its own position in court. Schering-Plough’s settlements are only relevant to the United States market.

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

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

March 31, 2003

(unaudited)

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

Various parties are opposing the Company’s ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. Regardless of the outcome of these oppositions, the Company believes the combination therapies marketed by Schering and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering and 2012 for Roche.

Schering-Plough’s Indigent Patient Marketing Program:    Schering-Plough has informed ICN that it believes royalties paid under the Schering License Agreement should not include royalties on products distributed as part of its indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have to pay royalties on these products under the Schering License Agreement. In August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough has withheld on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized as revenue the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001. These amounts are included on the Company’s balance sheet as a receivable. The Company has not established a reserve for these amounts, because, in the opinion of the Company’s management, collectibility is reasonably assured. Since the second quarter of 2001, the Company no longer recognizes any of these withheld royalty payments as revenue since such amounts can no longer be determined due to lack of information provided by Schering-Plough. ICN and the Company have initiated arbitration with Schering-Plough to collect these royalties and prevent Schering-Plough from withholding royalty payments on future sales. The parties have selected an arbitrator, and the Company currently expects that the arbitration will take place in July of 2003. If ICN and the Company do not succeed in the arbitration process, the Company may have to write off all or a portion of this receivable. If ICN and the Company do succeed, the Company will be entitled to receive the royalty payments on these indigent sales withheld by Schering-Plough.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Revenues for the three months ended March 31, 2003 were $48,583,000 compared to $57,001,000 for the same period of 2002, a decrease of $8,418,000 (15%). The Company believes that the decrease in royalties during the three months ended March 31, 2003, was affected by competitive efforts on the part of Schering-Plough LTD. (“Schering-Plough”) in anticipation of F. Hoffmann-LaRoche’s (“Roche”) entry into the market which began during the fourth quarter of 2002 and continued, on a consistent basis, during the first quarter of 2003. For the three months ended March 31, 2002, all revenues were derived from Schering-Plough; whereas, for the three months ended March 31, 2003, revenues are derived from both Schering-Plough and Roche. Royalties from Schering-Plough do not include amounts attributable to products distributed as part of Schering-Plough’s indigent patient marketing program; see Note 10 of “Notes to Financial Statements” regarding “Commitments and Contingencies—Schering-Plough Indigent Patient Marketing Program”.

Research and Development

Research and development expenses for the three months ended March 31, 2003 were $9,440,000 compared to $6,577,000 for the same period of 2002. The increase of 44% reflects the Company’s continuing, intensified research and development efforts, primarily to support the product development programs for Viramidine, Hepavir B and IL-12.

General and Administrative Expenses

General and administrative expenses were $5,600,000 for the three months ended March 31, 2003 compared with $2,077,000 for the same period in 2002, an increase of $3,523,000 or 170%. The total increase in general and administrative expenses is comprised of increases in legal expenses and administrative infrastructure costs in the approximate amounts of $2,200,000 and $1,300,000, respectively. The $2,200,000 increase was due to continuing legal costs that we incurred to defend patents and to address other general business matters, and the $1,300,000 increase was due to the establishment and support of various administrative departments that did not exist in the first quarter of 2002. These general and administrative expenses include allocated costs of shared services from ICN in the amounts of $694,000 for the three months ended 2003 and $1,459,000 for 2002, a decrease of 52%. The decrease in shared service costs primarily relates to a decrease in allocated legal fees relating to the SEC and U.S. Attorney litigations. Shared service costs include legal expenses and professional fees, facility and central service charges, information systems costs, human resource management costs, and other general and administrative expenses.

Income Taxes

The Company’s effective tax rate was approximately 37% for the three months ended March 31, 2003 and 38% for the period ending March 31, 2002. The Company’s operations are included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportioned rate for the State of California of 2% for three months ended March 31, 2003 and 3% for the same period of 2002.

Liquidity and Capital Resources

During the three months ended March 31, 2003, cash provided by operating activities totaled $50,686,000 compared to $28,289,000 for the same period in 2002. The increase results from the Company’s retention of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

100% of royalty revenues during the first quarter of 2003; whereas, during the first quarter of 2002, the Company’s excess earnings were paid to or retained by ICN.

Cash used in investing activities was $461,000 for the three months ending March 31, 2003 and $639,000 for the same period of 2002. The investment in capital expenditures reflects the purchase of state-of-the-art research equipment to be used for research and development.

Cash used in financing activities was $35,000,000 for the three months ended March 31, 2003 compared to $27,650,000 for the same period in 2002. Cash used in financing in 2003 reflects a repayment of the full outstanding principal balance due to ICN on the line of credit. In 2002, cash used in financing activities reflects payment of the Company’s excess earnings to ICN.

At the time of the IPO, ICN agreed to provide the Company with working capital financing which the Company could draw upon until August 31, 2002. As of December 31, 2002, the Company had an outstanding borrowing of $35,000,000 from ICN under the credit facility, payable on or before December 31, 2003, which was required to fund the initial operations of the Company after the IPO. Interest is charged based upon LIBOR (1.37% at December 31, 2002) plus 200 basis points. On March 28, 2003, the Company and ICN entered into an amendment to the line of credit facility which allows the Company to make draws against the line of credit, if needed, to the extent of cumulative repayments made by the Company, up to a maximum available credit limit of $35,000,000. Subject to approval by ICN’s Board of Directors, the amended expiration date (the “Amended Expiration Date”) would be the earlier of December 29, 2005 or the date on which ICN ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of the Company; however, without such approval, the expiration date would remain at December 31, 2003. Additionally, it was the Company’s desire, and ICN agreed as a condition to the amendment, to repay ICN on the date of the amendment the aggregate outstanding principal balance and related accrued interest, without requirement to comply with a prior notice obligation. Accordingly, on March 28, 2003, the Company repaid principal and interest in the amounts of $35,000,000 and $984,000, respectively. On May 6, 2003, ICN’s Board of Directors approved the Amended Expiration Date.

The Company and ICN are involved in a dispute with Schering-Plough over the payment of royalties on products distributed as part of Schering-Plough’s indigent patient marketing program. Also, in February and March 2003, Schering-Plough announced that it has entered into license agreements with three generic pharmaceutical companies, which granted to each company a non-exclusive, non-sublicensable license to Schering-Plough’s U.S. ribavirin patents. The outcome of the dispute regarding royalties from the indigent patient marketing program and Schering-Plough’s licenses to the three generic pharmaceutical companies could have a material negative impact on the Company’s future royalty revenue. See “Management’s Discussion and Analysis—Results of Operations—Revenues”, and Note 10 of “Notes to Financial Statements” regarding “Commitments and Contingencies—Generic Litigation”. In addition, at least during 2003, the Company possibly could experience a decline in royalty revenues from Schering-Plough due to Roche’s entry into the market, and it is uncertain if royalty revenues from Roche will offset the effect of any such decline.

Management believes the Company’s existing cash and cash equivalents and funds generated from royalties will be sufficient to meet its operating requirements at least through the next twelve months and to fund the continued development of its research and development programs. The Company may also seek debt financing or issue equity securities to finance future acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Costs of Products in Development

The Company expects its research and development expenses to increase in the future, of which a large percentage will be to support product development programs for Viramidine, Hepavir B and IL-12. The Company has conducted Phase 1 clinical trials for Viramidine in Europe and the United States, and commenced Phase 2 clinical trials in the United States in December 2002. The Company’s external research and development expenses for Viramidine are approximately $14,093,000 from inception through March 31, 2003. The Company initiated a Phase 1 clinical trial of Hepavir B in Europe in August 2002, and filed an Investigational New Drug (“IND”) application with the FDA in October 2002. Its external research and development expenses for Hepavir B are approximately $12,003,000 (including a milestone payment of $1,000,000 which was accrued in the first quarter of 2003) from inception through March 31, 2003. In December 2002, the Company applied to the FDA to reactivate the IND to initiate human clinical trials for IL-12. Although the Company has not received formal notification from the FDA regarding the status of the Company’s application, the 30-day waiting period has elapsed thus reactivating the IND. The Company is currently in the process of manufacturing IL-12.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business and financial results are affected by fluctuations in world financial markets, only to the extent that sales of ribavirin by Schering-Plough and Roche are subject to changes in foreign currency exchange rates which affect the amounts of derivative royalty fees paid to the Company. The Company does not hold any significant amount of market risk sensitive instruments whose value is subject to “market price” and “currency” risks.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include “credit risk” and “legal risk”. See Notes 2 and 10 of “Notes to Financial Statements” regarding “Summary of Significant Accounting Policies—Concentration of Credit Risk” and “Commitments and Contingencies,” respectively.

Interest Rate Risk:    The Company currently does not hold financial instruments for trading or speculative purposes. The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The Company does not use any derivatives or similar instruments to manage interest rate risk. The Company’s principal financial liabilities subject to interest rate risk are its joint and several obligation with ICN for fixed-rate long-term debt, comprised of the Notes issued by ICN totaling $465,590,000.

For financial reporting, the Company gives effect to its joint and several obligation for the Notes by recording the Notes and related interest as a receivable from ICN within the Company’s stockholders’ equity section of the balance sheet. (See Note 6 of “Notes to Financial Statements” regarding “Long-term Debt.”) The Notes bear a 6½% fixed rate of interest. A hypothetical 100 basis point increase in interest rates (an approximate 15% increase compared to the fixed rate) affecting the Notes would reduce the fair value of the Notes by approximately $15,700,000.

On the $35,000,000 line of credit borrowing, the Company was charged a variable interest rate, comprised of LIBOR plus 200 basis points. The weighted average LIBOR was 1.24% during the period of time the borrowing was outstanding in the three months ending March 31, 2003. A hypothetical 100 basis point increase in interest rates would have a $350,000 adverse effect on the Company’s annual pre-tax earnings, assuming the Company borrowed the full $35,000,000 on the line of credit for a whole year.

ITEM 4—CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company’s growth opportunities, the Company’s acquisition strategy, the Company’s continued royalty revenue stream, expectations regarding research and development costs, the prospects for regulatory approval and commercialization of the Company’s product candidates, other regulatory matters pertaining to the Company’s products and other factors affecting the Company’s financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Quarterly Report on Form 10-Q and also include, without limitation, that the Company’s revenues to date have largely come from a license agreement with one company for a single product; the risk of potential claims against certain of the Company’s research compounds; the Company’s ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs; techniques, processes or products the Company may develop or acquire; results of lawsuits pending against ICN and the Company; the Company’s potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); industry competitors; and its status as a consolidated subsidiary of ICN, which has indicated it is exploring various strategic alternatives with respect to the Company. See additional discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 10 of “Notes to Financial Statements”.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

3.1

Amended and Restated Certificate of Incorporation of Ribapharm Inc. Previously filed as Exhibit 3.1 to Ribapharm Inc.’s Registration Statement No. 333-39350 on Form S-1 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Ribapharm Inc. Previously filed as Exhibit 3.2 to Ribapharm Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.29	Employment Agreement between Ribapharm Inc. and Kim D. Lamon, dated February 21, 2003.

10.30	Employment Agreement between Ribapharm Inc. and William M. Comer, Jr., dated February 21, 2003.

10.31	Employment Agreement between Ribapharm Inc. and Mel D. Deutsch, Esq., dated February 21, 2003.

10.32	Amendment No. 2 to 2002 Stock Option and Award Plan.

15.1	Review Report of Independent Accountants.

15.2	Awareness Letter of Independent Accountants.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)    Reports on Form 8-K

During the quarter ending March 31, 2003, the following report on Form 8-K was filed by the Registrant:

1.    Current report on Form 8-K dated January 22, 2003 (the date of the earliest event reported), filed on February 7, 2003, for the purpose of reporting, under Item 9, the Registrant’s Regulation FD Disclosure.

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIBAPHARM INC. Registrant

Date: May 15, 2003	/s/ KIM D. LAMON
President and Chief Executive Officer

Date: May 15, 2003	/s/ WILLIAM M. COMER, JR.
Vice President and Chief Financial Officer

Form 10-Q Certifications

I, Kim D. Lamon, the President and Chief Executive Officer of Ribapharm Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ribapharm Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ KIM D. LAMON
Kim D. Lamon, M.D., Ph.D. President and Chief Executive Officer

I, William M. Comer, Jr., the Vice President and Chief Financial Officer of Ribapharm Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ribapharm Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ WILLIAM M. COMER, JR.

William M. Comer, Jr.
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits.
3.1

Amended and Restated Certificate of Incorporation of Ribapharm Inc. Previously filed as Exhibit 3.1 to Ribapharm Inc.’s Registration Statement No. 333-39350 on Form S-1 and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Ribapharm Inc. Previously filed as Exhibit 3.2 to Ribapharm Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.29	Employment Agreement between Ribapharm Inc. and Kim D. Lamon, dated February 21, 2003.
10.30	Employment Agreement between Ribapharm Inc. and William M. Comer, Jr., dated February 21, 2003.
10.31	Employment Agreement between Ribapharm Inc. and Mel D. Deutsch, Esq., dated February 21, 2003.
10.32	Amendment No. 2 to 2002 Stock Option and Award Plan.
15.1	Review Report of Independent Accountants.
15.2	Awareness Letter of Independent Accountants.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.