Form 10-Q/A
period 2003-03-31
RIBAPHARM INC
filed 2003-05-22
CIK 1116613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Ribapharm Inc. (the “Company”) for the quarterly period ended March 31, 2003, is being filed for the following purposes:

•	To make changes to Note 2 and Note 8 of the Notes to Condensed Financial Statements in Item 1—Financial Statements of the Company’s Quarterly Report on Form 10-Q, to correct certain errors related to the number of options granted under the Company’s 2002 Stock Option and Award Plan which have vested; and

•	To submit Exhibit 10.31, which was inadvertently excluded from the Company’s Quarterly Report on Form 10-Q.

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

March 31, 2003
Net income as reported	$21,036
Stock based employee compensation expense determined under fair value based method, net of related tax effects	7,743

Pro forma net income	$13,293

Earnings per share:
Basic—as reported	$0.14

Basic—pro forma	$0.09

Diluted—as reported	$0.14

Diluted—pro forma	$0.09

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

The 2002 Plan originally provided for immediate vesting of options held by employees or directors, upon termination of an employee’s employment without cause, or cessation of a director’s services, in either case following a change in control (as defined in the 2002 Plan). Effective June 11, 2002, three persons nominated by Franklin Mutual Advisors, LLC, and Iridian Asset Management, LLC, were elected to ICN’s Board of Directors (the “2002 ICN Election”). The results of the 2002 ICN Election, together with the results of ICN’s 2001 Board of Directors election, constituted a change of control under the terms of employment agreements with some of the Company’s key executives and the 2002 Plan, as of June 11, 2002. The 2002 Plan was amended in December 2002 by the Company’s Board of Directors without stockholder approval to provide for immediate vesting of all options upon a change in control occurring after December 4, 2002.

On January 22, 2003, pursuant to the settlement of litigation between the Company and former key executives and directors, all options held by such executives and directors in the aggregate amount of 2,390,000 became fully vested at the time of their resignations on January 22, 2003.

During the three months ended March 31, 2003, 1,475,000 options under the 2002 Plan were granted to the Company’s executives and Board of Directors at a weighted average exercise price of $4.73. As of March 31, 2003, a total of 5,492,050 options have been granted under the 2002 Plan.

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

RIBAPHARM INC. Registrant

Date: May 22, 2003	/s/ KIM D. LAMON
President and Chief Executive Officer

Date: May 22, 2003	/s/ WILLIAM M. COMER, JR.
Vice President and Chief Financial Officer

Form 10-Q Certifications

I, Kim D. Lamon, the President and Chief Executive Officer of Ribapharm Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Ribapharm Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003	/s/ KIM D. LAMON
Kim D. Lamon, M.D., Ph.D. President and Chief Executive Officer

I, William M. Comer, Jr., the Vice President and Chief Financial Officer of Ribapharm Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Ribapharm Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003	/s/ WILLIAM M. COMER, JR.

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