Form 10-Q
period 2003-06-30
RIBAPHARM INC
filed 2003-08-14
CIK 1116613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of August 13, 2003 was 150,000,703.

RIBAPHARM INC.

ITEM 1—FINANCIAL STATEMENTS

RIBAPHARM INC.

CONDENSED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(unaudited, in thousands, except per share data)

	June 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$100,396	$79,750
Royalty receivable	69,398	105,496
Prepaid expenses and other current assets	3,873	591
Deferred income taxes	2,734	2,734
Income taxes receivable from ICN Pharmaceuticals, Inc.	585	—

Total current assets	176,986	188,571
Property, plant and equipment, net	10,268	10,504

	$187,254	$199,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$565	$1,286
Accrued liabilities	22,508	24,129
Accrued interest on 6½% subordinated notes due 2008	13,871	13,871
Due to ICN Pharmaceuticals, Inc.	402	4,266
Income taxes payable to ICN Pharmaceuticals, Inc.	—	17,450
Line of credit from ICN Pharmaceuticals, Inc.	—	35,000

Total current liabilities	37,346	96,002
6½% subordinated notes due 2008	465,590	465,590
Deferred income taxes	707	707
Commitments and Contingencies (see Note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000 shares authorized; Series A Junior Participating Preferred Stock, $0.01 par value, 2,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 150,001 and 150,000 shares outstanding at June 30, 2003 and December 31, 2002, respectively	1,500	1,500
Additional capital	4	—
Receivable from ICN Pharmaceuticals, Inc.	(479,461)	(479,461)
Retained earnings	161,568	114,737

Total stockholders’ equity (deficit)	(316,389)	(363,224)

	$187,254	$199,075

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF INCOME
For the three and six months ended June 30, 2003 and 2002
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues	$51,955	$66,000	$100,538	$123,001

Operating expenses:
Research and development	9,753	13,646	19,193	20,223
General and administrative	4,936	2,000	10,536	4,077

Total operating expenses	14,689	15,646	29,729	24,300

Income from operations	37,266	50,354	70,809	98,701
Interest income	(299)	(12)	(601)	(12)
Interest expense	—	173	454	173

Income before provision for income taxes	37,565	50,193	70,956	98,540
Provision for income taxes	11,770	19,073	24,125	37,445

Net income	$25,795	$31,120	$46,831	$61,095

Basic earnings per share	$0.17	$0.21	$0.31	$0.41

Shares used in basic earnings per share computation	150,001	150,000	150,000	150,000

Diluted earnings per share	$0.17	$0.21	$0.31	$0.41

Shares used in diluted earnings per share computation	150,079	150,014	150,084	150,007

The accompanying notes are an integral part of these condensed financial statements.

RIBAPHARM INC.

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(unaudited, in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$46,831	$61,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,694	1,424
Change in assets and liabilities:
Royalty receivable	36,098	(64,538)
Prepaid and other current assets	(3,282)	(320)
Income taxes receivable from ICN Pharmaceuticals, Inc.	(585)	—
Trade payables and accrued liabilities	(2,342)	3,594
Due to ICN Pharmaceuticals, Inc.	(3,864)	11,566
Income taxes payable to ICN Pharmaceuticals, Inc.	(17,450)	—

Net cash provided by operating activities	57,100	12,821

Cash flows from investing activities:
Capital expenditures	(1,458)	(1,794)

Net cash used in investing activities	(1,458)	(1,794)

Cash flows from financing activities:
Payment on line of credit from ICN Pharmaceuticals, Inc.	(35,000)	35,000
Payment of excess earnings to ICN Pharmaceuticals, Inc., prior to April 17, 2002, net	—	(34,223)
Issuance of common stock	4	—

Net cash used in financing activities	(34,996)	777

Net increase in cash and cash equivalents	20,646	11,804
Cash and cash equivalents at beginning of period	79,750	—

Cash and cash equivalents at end of period	$100,396	$11,804

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
June 30, 2003
(unaudited)

1.    Organization and Background

          Until April 17, 2002, Ribapharm Inc. (the “Company”) was a wholly owned subsidiary of ICN Pharmaceuticals, Inc. (“ICN”). On April 17, 2002, through an underwritten IPO, ICN completed the sale of 29,900,000 shares of common stock, representing 19.93% of the total outstanding common stock of 150,000,000 shares.

          The accompanying financial statements for the periods until April 17, 2002 are derived from the historical books and records of ICN and present the assets and liabilities, results of operations and cash flows applicable to the Company. For the periods prior to April 17, 2002, the statements of income include a corporate allocation of costs between the Company and ICN of shared services (including legal, finance, corporate development, information systems and corporate office expenses). These costs were allocated to the Company on a basis that was considered by management to reflect fairly or reasonably the utilization of services provided to or the benefit obtained by the Company, such as square footage, headcount, or actual utilization.

          For the periods subsequent to April 17, 2002, the income statements include a corporate allocation of costs between the Company and ICN in accordance with the terms of a management services and facilities agreement; see Note 8, “Related Party Transactions”. It is not practicable to determine the costs specifically attributable to either ICN or the Company with respect to the U.S. Attorney investigation or the SEC litigation; see Note 11, “Commitments and Contingencies” – “SEC” and “U.S. District Court. Additionally, allocations of the U.S. Attorney investigation and SEC litigation costs based upon methods utilizing revenue, net income, assets, equity or headcount are not reflective of the nature of the costs incurred. Therefore, ICN and the Company used a joint responsibility approach in allocating these costs such that 50% of the costs, including any reserve for settlement, are allocated to each ICN and the Company. Management believes the methods used to allocate these costs are reasonable.

2.    Recent Developments

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

          On June 2, 2003, ICN announced its intention to make a tender offer for all outstanding shares of the Company. On June 10, 2003, ICN commenced, through its wholly owned subsidiary, Rx Acquisition Corporation (“Purchaser”), a tender offer to acquire all of the outstanding shares of common stock not already owned by ICN or its affiliates for $5.60 per share in cash.  On June 20, 2003, the Company’s Board of Directors determined that ICN’s tender offer is inadequate and not in the best interests of the Company or its public stockholders and adopted a stockholder rights plan (the “Rights Plan”), as described more fully below, and on June 23, 2003 the Board of Directors recommended that the Company’s public stockholders reject the offer and not tender their shares to ICN.  On August 4, 2003,  ICN and Purchaser subsequently amended the tender offer in accordance with an agreement (the “Agreement”) entered into by ICN, Purchaser and the Company (as approved by the Ribapharm Board of Directors with one dissenting director) pursuant to which the offer price was increased to $6.25 per share.   The amended tender offer is subject to the fulfillment of certain conditions, including , the non-waivable condition that at least 66 2/3% of the Company’s common stock not held by ICN or its affiliates are tendered and not withdrawn (the “Minimum Condition”) and ICN’s ownership of at least 90% of the Company’s common stock on a fully diluted basis.  As part of the Agreement, the Ribapharm Board of Directors (with one dissenting director) agreed to amend the Rights Plan to render it inoperative with respect to ICN’s amended $6.25 offer provided that the Minimum Condition is achieved.  ICN’s amended tender offer expires at 5:00 p.m. New York City time on Tuesday, August 19, 2003.    Please refer to the Ribapharm Board’s Schedule 14D-9, and amendments thereto, on file with the U.S. Securities and Exchange Commission, for a more detailed description of the Board’s recommendation to reject ICN’s tender offer.

          ICN has also commenced legal proceedings against the Company and its Board of Directors (except Dr. Roberts Smith) seeking (i) a motion for a temporary restraining order to prevent the distribution of the rights pursuant to the Rights Plan and (ii) a preliminary injunction against the enforcement of the Rights Plan.

          The Ribapharm Board of Directors adopted the Rights Plan on June 20, 2003, and the same was amended on July 2, 2003, and in connection therewith authorized and declared a dividend of rights thereunder.   In connection with the Rights Plan, the Board of Directors declared a dividend of one preferred stock purchase right for each share of common stock of the Company outstanding as of the close of business on July 3, 2003.  Each right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $55.00 per one one-thousandth of a preferred share, subject to certain adjustments.  Until the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (as such term is defined in the Rights Agreement) or (ii) the tenth business day (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by an Acquiring Person of 89.9% or more of the Company’s outstanding common stock (the earlier of (i) and (ii) being called the “Distribution Date”), the rights will be evidenced by the common stock certificates.  The ten business day period referred to in the preceding sentence, however, shall not apply to the tender offer made by ICN, which was pending on July 1, 2003 or to any amendment or extension of that tender offer.  In general, an “Acquiring Person” is (i) a person, the affiliates or associates of such person, or a group, which has acquired beneficial ownership of 89.9% or more of the outstanding common stock; or (ii) any stockholder of the Company who signs a written consent of stockholders that removes a majority of the Board of Directors without 35 days advance notice to the Company.

          On August 4, 2003, the Ribapharm Board (with one dissenting director) adopted a second amendment to the Rights Agreement pursuant to the terms of an agreement, dated as of August 4, 2003, entered into by and among Ribapharm, ICN and Purchaser.  This amendment to the Rights Agreement provides that (i) neither ICN nor Purchaser, nor any of their respective affiliates, shall be deemed an Acquiring Person as a result of the acquisition of the Company’s Common Stock pursuant to ICN’s pending tender offer, as amended on August 4, 2003, and the subsequent cash-out merger (together, the “Transaction”).; and (ii) the acquisition of the Company’s Common Stock pursuant to the Transaction will not cause a Distribution Date to occur, which would otherwise result in the Rights issued pursuant to the Rights Agreement to become exercisable.

3.    Summary of Significant Accounting Policies

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

          Cash and Cash Equivalents:    Cash equivalents include money market funds and auction rate securities which have maturities of three months or less. For the purposes of the statements of cash flows, the Company considers highly-liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The carrying amount of these assets approximates fair value due to the short-term maturity of these instruments. At June 30, 2003, cash and cash equivalents totaled $100,396,000. For the period through April 17, 2002, the Company transferred all excess cash to ICN and did not maintain a cash equivalent balance.

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

          Revenue Recognition:    The Company earns royalties as a result of the sale of product rights and technology to third parties. Royalty revenue is earned at the time the products subject to the royalty are sold by the third party; accordingly, the Company accrues for earned royalty revenue, net of estimated discounts and returns. Royalty payments from Schering-Plough Ltd. (“Schering-Plough”) and F. Hoffmann LaRoche (“Roche”) are reduced by Schering-Plough’s and Roche’s cash payments for discounts, rebates and similar deductions. The Company recognizes as revenue up-front nonrefundable fees associated with

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

royalty and license agreements when all performance obligations under the agreements are completed. Milestone payments received, if any, related to scientific achievement are recognized as revenue when the milestone is accomplished by the third party. See the discussion below in Note 11, “Commitments and Contingencies—Schering-Plough’s Indigent Patient Marketing Program”, regarding the Company’s dispute with Schering-Plough relating to the payment of certain royalty receivables.

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

          Income Taxes:    The Company’s operations are included in the consolidated ICN tax returns. The Company and ICN are parties to a tax sharing agreement. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportioned rate for the State of California, which was estimated to be approximately 1% for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, the apportionment rate was estimated to be 3%. A 31.3% income tax rate was applied in the second quarter 2003 to adjust the estimated 2003 annual effective tax rate from 37% to a revised 34% resulting primarily from an expected increase in the research and development tax credits.

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

          Concentration of Credit Risk:    Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs an ongoing credit evaluation of its customers’ financial condition and generally does not require collateral to secure accounts receivable. The Company’s exposure to credit risk associated with nonpayment is affected principally by conditions or occurrences within its two customers, Schering-Plough and Roche. The Company historically has not experienced losses relating to its accounts receivable. See Notes 4 and 5 regarding “Schering-Plough License Agreement” and “Roche License Agreement”, respectively.

          Stock-Based Compensation:    The Company has adopted the disclosure only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Compensation cost for stock-based compensation issued to employees has been measured using the intrinsic value method provided by Accounting Principles Board Opinion (“APB”) No. 25. Accordingly, no compensation cost has been recognized for options granted under the Company’s 2002 Stock Option and Award Plan (the “2002 Plan”) as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant date for awards in the three and six months ending June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the unaudited pro forma amounts indicated below (table in thousands, except per share data):

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income as reported	$25,795	$31,120	$46,831	$61,095
Stock based employee compensation expense determined under fair value based method, net of related tax effects	227	692	7,970	692

Pro forma net income	$25,568	$30,428	$38,861	$60,403

Earnings per share:
Basic—as reported	$0.17	$0.21	$0.31	$0.41

Basic—pro forma	$0.17	$0.20	$0.26	$0.40

Diluted—as reported	$0.17	$0.21	$0.31	$0.41

Diluted—pro forma	$0.17	$0.20	$0.26	$0.40

          The  2002 Plan was not effective until April 17, 2002; therefore, disclosure information for the three and six months ended June 30, 2002 is only for the period of April 17, 2002 through June 30, 2002.

          Earnings per share:    Earnings per share has been calculated using the respective weighted average shares outstanding for the three and six months ending June 30, 2003, and using the 150,000,000 shares outstanding after the IPO, for the three and six months ending June 30, 2002. Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share exclude the dilutive effects of options, compared with the diluted earnings per share, which reflects the potential dilution of options. Since their effect was antidilutive, for the three and six months ended June 30, 2003, diluted earnings per share exclude the effect of 403,250 and 5,521,450 shares of commons stock from options, respectively, and, for the same periods in 2002, exclude 3,039,000 shares of common stock from options in both periods.

          Reclassifications:    Certain prior period amounts have been reclassified to conform to current period presentation, with no effect on net income or stockholders’ equity.

4.    Schering-Plough License Agreement

          On July 28, 1995, ICN entered into an Exclusive License and Supply Agreement (the “Schering License Agreement”) and a Stock Purchase Agreement with Schering-Plough. Under the Schering License Agreement, Schering-Plough licensed all oral forms of ribavirin for the treatment of chronic hepatitis C (“HCV”) in combination with Schering-Plough’s interferon alpha-2b. The Schering License Agreement provided the Company an initial non-refundable payment and future royalty payments to the Company from sales of ribavirin by Schering-Plough, including certain minimum royalty rates. As part of the initial Schering License Agreement, the Company retained the right to co-market ribavirin capsules in the European Union under its trademark Virazole®. Under the Schering License Agreement, Schering-Plough is responsible for all clinical development worldwide. In 1998, ICN sold to Schering-Plough its right to co-market oral ribavirin for the treatment of HCV in the European Union, in exchange for increased royalty rates on sales of ribavirin worldwide. Prior to April 17, 2002, ICN contributed the Schering License Agreement and its future royalty income stream to the Company in order to facilitate the Company’s IPO. All of the royalty income earned by the Company during the three and six months period ended June 30, 2002, was derived from the Schering License Agreement. The successful entry of any generic pharmaceutical company into the U.S. market for the sale of oral ribavirin will result in a reduction of future U.S. royalty revenue subject to minimum royalty rates and a negative effect on the Company’s long-term contractual right to receive such revenue.

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

5.    Roche License Agreement

          On January 6, 2003, the Company, ICN, and Roche entered into a license agreement (the “Roche License Agreement”) which authorizes Roche to make, have made and to sell its own version of ribavirin, known as Copegus, under the Company’s patents for use in combination therapy with Roche’s version of pegylated interferon, known as Pegasys, for the treatment of hepatitis C. Under the Roche License Agreement, Roche will register and commercialize Copegus globally. Roche will pay royalty fees to the Company on all sales of the combination product containing Copegus. Since the Roche License Agreement did not exist at the time, no royalties were earned by or paid to the Company during the three and six months ending June 30, 2002. The successful entry of any generic pharmaceutical company into the U.S. market for the sale of oral ribavirin will result in the cessation of future U.S. royalty revenue.

6.    Detail of Certain Accounts (in thousands)

	June 30, 2003	December 31, 2002

Property, Plant and Equipment, net:
Machinery and equipment	$18,955	$17,501
Furniture and fixtures	1,015	1,011
Leasehold improvements	77	77

	20,047	18,589
Accumulated depreciation	(9,779)	(8,085)

	$10,268	$10,504

Accrued Liabilities:
Payroll and related items	$1,794	$5,834
Accrued consulting fees	4,495	5,366
Accrued legal fees	2,892	2,690
Accrued royalty rebates and concessions	12,634	9,829
Other	693	410

	$22,508	$24,129

7.    Long Term Debt

          Long-term debt at June 30, 2003 and December 31, 2002, consists of $465,590,000 in 6½% subordinated notes, due 2008.

          In July 2001, ICN completed an offering of $525,000,000 of 6½% subordinated notes due 2008 (the “Notes”). The Notes, as they relate specifically to ICN’s obligation, are convertible into ICN’s common stock at a conversion rate of 29.1924 shares per $1,000 principal amount of Notes, subject to adjustment. Upon completion of the IPO, the Company became jointly and severally liable for the principal and interest obligations under the Notes. Under an agreement between the Company and ICN originally entered into on July 18, 2001, and amended and restated on April 8, 2002, ICN has agreed to make all interest and principal payments related to the Notes. However, the Company is responsible for these payments to the extent ICN defaults under that agreement and does not make these payments. In that event, the Company would have a claim against ICN for any payments ICN does not make. The Company can only amend this agreement, in a manner adverse to it, with the approval of holders of a majority of its outstanding shares of common stock, excluding shares held by ICN. In the event of a possible spin-off of the Company, the Notes will be convertible into common stock of both the Company and ICN. The converting note holders would receive ICN’s common stock and the number of shares of Common Stock the note holders would have received had the Notes been converted immediately prior to the spin-off. If the spin-off had occurred as of June 30, 2003, the Notes would have been convertible into the equivalent of approximately 19,652,000 shares of Common Stock, which would be issuable by the Company.

          The balance sheets as of June 30, 2003 and December 31, 2002, give effect to the joint and several obligation under the Notes to which the Company became liable upon completion of the IPO. After completion of the IPO, the Company recorded the obligation under the Notes as a receivable from ICN within stockholders’ equity. This receivable from ICN will remain a component of the Company’s equity to the extent that an obligation for principal and interest for the Notes remains outstanding or until ICN can no longer make principal and interest payments as discussed above. The amount of the receivable from ICN will increase as the Company accrues interest on the Notes. Correspondingly, the amount of the receivable and the accrued interest will decrease as interest payments are made by ICN. Payments of accrued interest are due on January 15 and July 15 of each year. If the Company is required to make a principal or interest payment because of a default by ICN and the Company is not reimbursed for this payment, the Company will record a provision for doubtful accounts against the receivable from ICN with an

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

offsetting charge to bad debt expense. To the extent ICN defaults on an interest payment before the Notes become due, the Company would assess the overall collectibility of the receivable from ICN, which may result in an additional charge to bad debt expense.

8.    Related Party Transactions

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

          Prior to the IPO, all amounts receivable from the Schering License Agreement were transferred to ICN on a quarterly basis. Additionally, all excess cash remaining after payment by the Company of its costs were transferred to or retained by ICN. All royalties earned subsequent to the IPO were earned and retained by the Company. Royalties earned for the three months ending June 30, 2002, were divided between ICN and the Company with ICN receiving $11,478,000.

          At the time of the IPO, ICN agreed to provide the Company with working capital financing which the Company could draw upon until August 31, 2002, which line of credit facility was amended on March 28, 2003.   The Company may draw against the line of credit, if needed up to a maximum available credit limit of $35,000,000.  The line of credit facility expires on  the earlier of December 29, 2005 or the date which ICN ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of the Company.   There are currently no outstanding amounts under the line of credit facility.

          For the three and six months ended June 30, 2003 and 2002, the allocated costs of shared services furnished by ICN amounted to $722,000, $1,601,000, $1,416,000, and $3,061,000, respectively, and are included in operating expenses. The legal expenses and professional fees allocation includes amounts related to the U.S. Attorney investigation and SEC litigation of $95,000 and $668,000 for the three and six months ending June 30, 2002, respectively; no such expenses were incurred and allocated to the Company during the three and six months ended June 30, 2003.

          Following is a summary of transactions between the Company and ICN for the period from January 1, 2002 to April 17, 2002 (the completion of the IPO (table in thousands)):

Advances due From ICN

Balance, December 31, 2001	$(188,017)
Allocation of costs of shared services:
Legal expenses and professional services	1,298
Facility and central service costs	371
Information systems	37
Shared services	56

1,762
Allocation of current income tax expense	22,844
Cash transferred to or retained by ICN	(47,351)
Royalty allocated to ICN	(11,478)

(222,240)
Transfer to retained earnings	222,240

Balance, April 17, 2002	$—

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

          Following is a summary of transactions between the Company and ICN for the period from April 18, 2002 to June 30, 2002:

Advances due From ICN

Balance, April 18, 2002	$—
Allocation of costs of shared services
Legal expenses and professional services	612
Facility and central service costs	350
Information systems	99
Shared services	238

1,299
Draw on line of credit	35,000
Payments by ICN on behalf of Ribapharm	879
Royalty allocated to ICN	11,478
Allocation of current income tax expense, net	(3,899)
Rent charge	1,250
Interest on line of credit	173

Balance, June 30, 2002	$46,180

          Following is a summary of transactions between the Company and ICN for the three and six months ending June 30, 2003 (table in thousands):

	Due to ICN

	Three Months	Six Months

Beginning balance	$2,580	$4,266

Allocation of costs of shared services:
Legal expenses and professional services	12	16
Facility and central service costs	460	875
Information systems	158	316
Other shared services	92	209

	722	1,416
Rent charge	1,250	2,500
Interest on line of credit, and on allocation of shared services and income tax expense	—	454
Payments by ICN on behalf of the Company	521	902
Payments to ICN	(4,671)	(9,136)

Balance, June 30, 2003	$402	$402

	Income Taxes (Receivable)/Payable to ICN

	Three Months	Six Months

Beginning balance	$12,356	$17,450
Allocation of current income tax expense	11,770	24,125
Payments to ICN	(24,711)	(42,160)

Balance, June 30, 2003	$(585)	$(585)

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

	Line of Credit from ICN

	Three Months	Six Months

Beginning balance	$—	$35,000
Payments to ICN	—	(35,000)

Balance, June 30, 2003	$—	$—

          On June 10, 2003, ICN commenced an unsolicited tender offer to acquire all of the outstanding shares of common stock of the Company not already owned by ICN or its affiliates.  See Note 2 to these financial statements for a further description of the tender offer.

9.    Common Stock

          The 2002 Stock Option and Award Plan (the “2002 Plan”) was adopted on April 10, 2002 by the Company’s Board of Directors and approved by ICN as the sole shareholder.  Accordingly, disclosure information for the periods prior to April 17, 2002, is not applicable and not included.  The 2002 Plan provides for the granting of options to purchase a maximum of 22,500,000 shares of the Company’s common stock to directors, officers, employees and consultants of the Company, ICN and ICN’s other affiliates.  Options granted under the 2002 Plan would have an exercise price not less than the fair market value of the Company’s common stock at the date of grant and a term not exceeding 10 years.  Further, options granted under the 2002 Plan to the Company’s employees, officers, directors and consultants generally will vest ratably over a four-year period from the date of the grant.  No options will be exercisable until the earlier of the completion of a possible spin-off of the Company, or September 30, 2003.

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

          During the six months ended June 30, 2003, 1,895,000 options under the 2002 Plan were granted to the Company’s executives and Board of Directors at a weighted average exercise price of $4.77.  As of June 30, 2003, a total of 5,912,050 options have been granted under the 2002 Plan.

          The pro forma information included in Note 3 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Weighted-average life in years	4.17	4.17	4.17	4.17
Volatility	79.75%	77.37%	77.07%	77.37%
Expected dividend per share	$0.00	$0.00	$0.00	$0.00
Risk-free interest rate	2.26%	2.55%	2.47%	2.55%
Weighted-average fair value of options granted	$2.99	$5.93	$2.82	$5.93

          The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restricting and are fully transferable. Because option valuation models require the use of subjective assumptions, changes

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

in these assumptions can materially affect the fair value of the options, and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

10.    Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share (table in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Income:
Numerator for basic and diluted earnings per share — income available to common stockholders	$25,795	$31,120	$46,831	$61,095

Shares:
Denominator for basic earnings per share — weighted-average shares outstanding	150,001	150,000	150,000	150,000
Effect of potential dilutive securities:
Employee stock options	78	14	84	7

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	150,079	150,014	150,084	150,007

Basic earnings per share	$0.17	$0.21	$0.31	$0.41

Diluted earnings per share	$0.17	$0.21	$0.31	$0.41

The above calculation does not give effect to shares that could become issuable to holders of the convertible Notes in the event of a possible spin-off of the Company.

11.    Commitment and Contingencies

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

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

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

          Generic Litigation:    Three generic pharmaceutical companies, Geneva Pharmaceuticals Technology Corporation, which merged into its parent, Geneva Pharmaceuticals, Inc. (“Geneva”), Three Rivers Pharmaceuticals, LLC (“Three Rivers”) and Teva Pharmaceuticals USA, Inc. (“Teva”), filed Abbreviated New Drug Applications (“ANDA”) with the FDA to market generic forms of ribavirin for use as part of a combination therapy for the treatment of hepatitis C. ICN and the Company sued all three of these pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the United States market. The three cases were all before the same judge, and  summary judgment motions were filed by the defendants. The Company filed oppositions to those motions, and the court heard oral argument on March 31, 2003. In July 2003, the US District Court for the Central District of California issued a memorandum of decision and order granting the defendants their motion for summary judgment of non-infringement of the asserted patents in each of the three patent infringement actions. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. The decision and order does, however, permit the FDA to approve the defendant’s ANDA’s at the agency’s discretion.

          ICN and the Company filed a joint Citizen Petition with the FDA on July17, 2003, and ICN and the Company are considering other options, including an appeal of the summary judgment decision. The Citizen Petition requests that the Commissioner of Food and Drugs refrain from approving ANDA’s for ribavirin  products with labeling that omits information about the product’s use in combination with PEG-Intron™ (peginterferon alfa-2b).

          The successful entry of any generic pharmaceutical company into the US market will have a material negative impact on the Company’s future US royalty revenue for ribavirin; refer to Notes 4 and 5 regarding “Schering-Plough License Agreement” and “Roche License Agreement”, respectively.

          Ribapharm Patents:    Various parties are opposing the Company’s ribavirin patents in actions before the European Patent Office, and the Company is responding to these oppositions. Regardless of the outcome of these oppositions, the Company believes the combination therapies marketed by Schering and Roche will continue to benefit from a period of data and marketing protection in the major markets of the European Union until 2009 for Schering and 2012 for Roche.

          Schering-Plough’s Indigent Patient Marketing Program:    Schering-Plough has contended that royalties paid under the Schering License Agreement should not include royalties on products distributed as part of its indigent patient marketing program. Schering-Plough claims that because it receives no revenue from products given to indigent patients, it should not have

RIBAPHARM INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2003
(unaudited)

to pay royalties on these products under the Schering License Agreement. In August 2001, Schering-Plough withheld approximately $11,628,000 from its royalty payment relating to the second quarter of 2001. The amount withheld was purportedly intended by Schering-Plough to be a retroactive adjustment of royalties previously paid to ICN through the third quarter of 2000 on products distributed as part of this indigent patient marketing program. Since the fourth quarter of 2000, Schering-Plough has withheld on a current basis all royalty payments purportedly related to this indigent patient marketing program. The Company recognized as revenue the $11,628,000 of withheld royalty payments for the retroactive adjustment and $3,050,000 of royalty payments withheld for the fourth quarter of 2000 and the first quarter of 2001. These amounts are included on the Company’s balance sheet as a receivable. The Company did not establish a reserve for these amounts, because, in the opinion of the Company’s management, collectibility was reasonably assured. Since the second quarter of 2001, the Company has not recognized any of these withheld royalty payments as revenue since such amounts could no longer be determined due to lack of information provided by Schering-Plough. ICN and the Company initiated arbitration with Schering-Plough to collect these royalties and prevent Schering-Plough from withholding royalty payments on future sales. The parties selected an arbitrator, and the arbitration took place from July 29 through 31, 2003. On July 31, 2003, the arbitrator ruled orally that the Company was entitled to receive certain past royalties for sales of ribavirin under the indigent patient marketing program prior to 2002, plus interest. The arbitrator’s ruling is binding. The amount awarded is approximately equal to the receivable the Company had recorded on its balance sheet for such payments; therefore, it is expected that the ruling will have little impact on the Company’s financial results or conditions. In addition, the arbitrator agreed with Schering-Plough’s method of calculation of royalties on the indigent patient marketing program on a prospective basis.

           Shareholder Litigation:  Shortly after ICN announced its intention to commence its unsolicited tender offer on June 2, 2003, individual stockholders of Ribapharm filed seven complaints in the Delaware Court of Chancery and one complaint in the California Superior Court.  All of the complaints purported to be brought as class action lawsuits on behalf of Ribapharm stockholders against ICN, Ribapharm and each of the individual directors of Ribapharm. Additionally one of the complaints in Delaware named Ribapharm’s CEO as a defendant.  All of the actions generally alleged various breaches of fiduciary duty by all of the defendants in connection with the ICN tender offer.  On June 26, 2003, a First Amended Class Action Complaint was filed on behalf of the seven Delaware plaintiffs.  This amended complaint names only ICN as a defendant, and asserts no claims against Ribapharm, the members of Ribapharm’s board of directors or Ribapharm’s CEO.  Although the plaintiff in California did not drop Ribapharm and its directors from the action, the plaintiff in that action has not pressed its claims beyond filing a complaint.  Ribapharm and its directors believe that the claims asserted against them in California are without merit and intend to defend the action vigorously.  Nonetheless, the California litigation is at a preliminary stage, and it is therefore too soon to predict its outcome with any certainty.

          ICN Pharmaceuticals, Inc. vs. Ribapharm:  On June 25, 2003, ICN filed a complaint in the Delaware Chancery Court against Ribapharm and the members of Ribapharm’s board of directors (other than Dr. Smith), which among other things, challenges the Rights Plan, and alleges both breach of contract on the part of Ribapharm, and breach of fiduciary duty on the part of the named directors as a result of their adoption of the Rights Plan.  The complaint seeks, among other things, a declaratory judgment by the court that the Rights Plan is void and unenforceable.  On June 30, 2003, the Delaware Chancery Court held a scheduling conference to consider ICN’s motion for expedited proceedings, including (i) ICN’s request that the Court hear a motion for a temporary restraining order to prevent the distribution of the rights pursuant to the Rights Plan on or before July 11, and (ii) ICN’s request that the Court hear a motion for a preliminary injunction against the enforcement of the Rights Plan on or before July 22.  After hearing from the parties’ counsel, the Court declined to schedule a hearing to consider ICN’s motion for a temporary restraining order and scheduled a preliminary injunction hearing for September 3.  Ribapharm and its directors believe that the claims asserted against them by ICN are without merit and intend to defend the action vigorously.  Nonetheless, the ICN litigation is at a preliminary stage, and it is therefore too soon to predict its outcome with any certainty.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS

Recent Developments

          On June 2, 2003, ICN announced its intention to make a tender offer for all outstanding shares of the Company. On June 10, 2003, ICN commenced, through its wholly owned subsidiary, Rx Acquisition Corporation (“Purchaser”), a tender offer to acquire all of the outstanding shares of common stock not already owned by ICN or its affiliates for $5.60 per share in cash.  On June 20, 2003, the Company’s Board of Directors determined that ICN’s tender offer is inadequate and not in the best interests of the Company or its public stockholders, and adopted a stockholder rights plan (the “Rights Plan”), as described more fully below, and on June 23, 2003 the Board of Directors recommended that the Company’s public stockholders reject the offer and not tender their shares to ICN.  On August 4, 2003, ICN and Purchaser subsequently amended the tender offer in accordance with an agreement (the “Agreement”) entered into by ICN, Purchaser and the Company (as approved by the Ribapharm Board of Directors with one dissenting director) pursuant to which the offer price was increased to $6.25 per share.   The amended tender offer is subject to the fulfillment of certain conditions, including, the non-waivable condition that at least 66 2/3% of the Company’s common stock not held by ICN or its affiliates are tendered and not withdrawn (the “Minimum Condition”) and ICN’s ownership of at least 90% of the Company’s common stock on a fully diluted basis.  As part of the Agreement, the Ribapharm Board of Directors (with one dissenting director) agreed to amend the Rights Plan to render it inoperative with respect to ICN’s amended $6.25 offer provided that the Minimum Condition is achieved.  ICN’s amended tender offer expires at 5:00 p.m. New York City time on Tuesday, August 19, 2003. Please refer to the Ribapharm Board’s Schedule 14D-9, and amendments thereto, on file with the U.S. Securities and Exchange Commission, for a more detailed description of the Board’s recommendation to reject ICN’s tender offer.

          ICN has also commenced legal proceedings against the Company and its Board of Directors (except Dr. Roberts Smith) seeking (i) a motion for a temporary restraining order to prevent the distribution of the rights pursuant to the Rights Plan and (ii) a preliminary injunction against the enforcement of the Rights Plan.

          The Ribapharm Board of Directors adopted the Rights Plan on June 20, 2003, and the same was amended on July 2, 2003, and in connection therewith authorized and declared a dividend of rights thereunder.   In connection with the Rights Plan, the Board of Directors declared a dividend of one preferred stock purchase right for each share of common stock of the Company outstanding as of the close of business on July 3, 2003.  Each right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $55.00 per one one-thousandth of a preferred share, subject to certain adjustments.  Until the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person” (as such term is defined in the Rights Agreement) or (ii) the tenth business day (or such later date as the Board of Directors may determine) following the commencement a tender offer or exchange offer the consummation of which would result in the beneficial ownership by an Acquiring Person of 89.9% or more of the Company’s outstanding common stock (the earlier of (i) and (ii) being called the “Distribution Date”), the rights will be evidenced by the common stock certificates.  The ten business day period referred to in the preceding sentence, however, shall not apply to the tender offer made by ICN, which was pending on July 1, 2003 or to any amendment or extension of that tender offer.  In general, an “Acquiring Person” is (i) a person, the affiliates or associates of such person, or a group, which has acquired beneficial ownership of 89.9% or more of the outstanding common stock; or (ii) any stockholder of the Company who signs a written consent of stockholders that removes a majority of the Board of Directors without 35 days advance notice to the Company.

          On August 4, 2003, the Ribapharm Board (with one dissenting director) adopted a second amendment to the Rights Agreement pursuant to the terms of an agreement, dated as of August 4, 2003, entered into by and among Ribapharm, ICN and Purchaser.  This amendment to the Rights Agreement provides that (i) neither ICN nor Purchaser, nor any of their respective affiliates, shall be deemed an Acquiring Person as a result of the acquisition of the Company’s Common Stock pursuant to ICN’s pending tender offer, as amended on August 4, 2003, and the subsequent cash-out merger (together, the “Transaction”); and (ii) the acquisition of the Company’s Common Stock pursuant to the Transaction will not cause a Distribution Date to occur, which would otherwise result in the Rights issued pursuant to the Rights Agreement to become exercisable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Quarter and Six Months ended June 30, 2003 compared to 2002

Revenues

          Royalty revenues for the three months ended June 30, 2003 were $51,955,000 compared to $66,000,000 for the same period of 2002, a decrease of $14,045,000 or 21%, and, for the six months ended June 30, 2003 were $100,538,000 compared to $123,001,000 for the same period of 2002, a decrease of $22,463,000 or 18%. The decrease in royalties is the result of several factors, including the effects of increasing competition between Schering-Plough and F. Hoffmann-La Roche Ltd., who entered the market in January 2003. Royalty revenues in the second quarter 2003 also were negatively and materially impacted by Schering-Plough’s provision for estimated rebates on its U.S. sales of ribavirin and changes in trade inventory levels, as reported to the Company by Schering-Plough. The Company has no information with regard to the basis for Schering-Plough’s provision other than public statements by Schering-Plough suggesting competition would have an negative impact on sales. For the three and six months ended June 30, 2002, all revenues were derived from Schering-Plough; whereas, for the three and six months ended June 30, 2003, revenues are derived from both Schering-Plough and Roche. Royalties from Schering-Plough do not include amounts attributable to products distributed as part of Schering-Plough’s indigent patient marketing program; see Note 11 of “Notes to Financial Statements” regarding “Commitments and Contingencies—Schering-Plough Indigent Patient Marketing Program”.

Research and Development

          Research and development expenses for the three and six months ended June 30, 2003 were $9,753,000 and $19,193,000, respectively, compared to $13,646,000 and $20,223,000 for the same periods of 2002. The decreases of $3,893,000 or 29% for the three months, and $1,030,000 or 5% for the six months are primarily attributable to the timing of costs associated with Phase 2 and 1 clinical trials of Viramidine and Hepavir B, respectively. It is expected that costs will increase during the second half of 2003 as progress continues with the clinical trials of Viramidine and Hepavir B.

General and Administrative Expenses

          General and administrative expenses were $4,936,000 for the three months ended June 30, 2003 compared with $2,000,000 for the same period in 2002, an increase of $2,936,000 or 147%, and $10,536,000 for the six months ended June 30, 2003 compared with $4,077,000 for the same period in 2002, an increase of $6,459,000 or 158%. General and administrative expenses were up year over year primarily due to an increase of approximately $1,896,000 and $4,042,000, respectively, in legal costs incurred in the three and six months ended June 30, 2003 to defend patents against generic pharmaceutical companies, to represent the Company and its Board of Directors in connection with ICN’s unsolicited tender offer and related litigation, and to provide general business services. The remainder of the increase is attributable to the existence of certain administrative departments and public company costs, including Directors and Officers Insurance premiums, that did not exist in the second quarter 2002 prior to the Company’s initial public offering in April 2002. These general and administrative expenses include allocated costs of shared services from ICN in the amounts of $722,000 for the three months ended 2003 compared to $1,601,000 for 2002, a decrease of 55%, and $1,416,000 for the six months ended 2003 and $3,061,000 for 2002, a decrease of 54%. The decrease in shared service costs primarily relates to an elimination of allocated legal fees relating to the SEC and U.S. Attorney litigations, due to the completion of such legal work prior to 2003. Shared service costs include legal expenses and professional fees, facility and central service charges, information systems costs, human resource management costs, and other general and administrative expenses.

Income Taxes

          The Company’s effective tax rate was approximately 31% and 34%, respectively, for the three and six months ended June 30, 2003, and 38% for the three and six months ending June 30, 2002. The decrease is primarily attributable to an adjustment in the second quarter 2003 to give effect to the decrease in the Company’s revised estimate of the 2003 annual effective tax rate from 37% to 34% resulting from an expected increase in R&D tax credits. The Company’s operations are included in the consolidated ICN tax returns. Income tax provisions and benefits have been calculated on a separate return basis for federal income tax purposes and based upon ICN’s worldwide apportioned rate for the State of California of approximately 1% for three and six months ended June 30, 2003 and 3% for the same periods of 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

          During the six months ended June 30, 2003, cash provided by operating activities totaled $57,100,000 compared to $12,821,000 for the same period in 2002. The increase results from the Company’s retention of 100% of royalty revenues during the first six months of 2003; whereas, during the first six months of 2002, the Company retained a portion of the royalties with all excess earnings paid to or retained by ICN.

          Cash used in investing activities was $1,458,000 for the six months ending June 30, 2003 and $1,794,000 for the same period of 2002. The investment in capital expenditures reflects the purchase of state-of-the-art research equipment and software to be used for research and development.

          Cash used in financing activities was $34,996,000 for the six months ended June 30, 2003 compared to $777,000 for the same period in 2002. Cash used in financing in 2003 reflects a repayment of the full outstanding principal balance due to ICN on the line of credit. In 2002, cash used in financing activities reflects payment of the Company’s excess earnings to ICN.

          At the time of the IPO, ICN agreed to provide the Company with working capital financing which the Company could draw upon until August 31, 2002.  This line of credit facility was amended on March 28, 2003.  The Company may draw against the line of credit, if needed, up to a maximum of $35,000,000.  Interest is charged based upon LIBOR (1.37% at December 31, 2002) plus 200 basis points. The line of credit facility expires on the earlier of December 29, 2005 or the date on which ICN ceases to be the beneficial owner of at least 80% of the issued and outstanding common stock of the Company  There are currently no amounts outstanding under the line of credit facility.

          In February and March 2003, Schering-Plough entered into license agreements with three generic pharmaceutical companies, which granted to each company a non-exclusive, non-sublicensable license to Schering-Plough’s U.S. ribavirin patents. In July 2003, in connection with the Company’s patent infringement suit against the same three pharmaceutical companies to prevent them from marketing a generic form of ribavirin in the US, the US District Court for the Central District of California issued a memorandum of decision and order granting the generic pharmaceutical companies’ motion for summary judgment of non-infringement of the Company’s asserted patents. The decision and order did not rule on defendants’ motion for summary judgment that the patents are invalid. ICN and the Company filed a joint Citizen Petition with the FDA on July 17, 2003 and ICN and the Company are considering other options, including appealing the summary judgment decision. The successful entry of any generic pharmaceutical company into the US market will have a material negative impact on the Company’s future US royalty revenue for ribavirin; see Notes 4 and 5 of “Notes to Financial Statements” regarding “Schering-Plough License Agreement” and “Roche License Agreement”, respectively. See Note 11 of “Notes to Financial Statements” regarding “Commitments and Contingencies—Generic Litigation”. In addition, the Company could experience a decline in royalty revenues from Schering-Plough due to Roche’s entry into the market, and it is uncertain if royalty revenues from Roche will offset the effect of any such decline.

          Management believes the Company’s existing cash and cash equivalents and funds generated from royalties will be sufficient to meet its operating requirements at least through the next twelve months and to fund the continued development of its research and development programs.

Costs of Products in Development

          The Company expects its research and development expenses to increase in the future, of which a large percentage will be to support product development programs for Viramidine™ and Hepavir B™. For Viramidine™, the Company has conducted Phase 1 clinical trials in Europe and the United States, commenced Phase 2 clinical trials in the United States in December 2002 and has completed this Phase 2 enrollment during the first quarter of 2003. The Company conducted an interim analysis of Viramidine™ Phase 2 data after 163 patients had completed at least 12, out of 48, weeks of treatment to determine if the Company could select a dose for Phase 3 trials. The interim data was evaluated for both safety and effectiveness results and the Company is pleased with the outcome of the preliminary analysis. The Company has drafted a protocol for the Phase 3 program for Viramidine™ and has scheduled a September 3, 2003 meeting with the FDA to discuss preliminary Phase 2 data and to discuss the possibility of early commencement and design of Phase 3 clinical trials in the United States and Europe. The Company’s external research and development expenses for Viramidine are approximately $14,959,000 from inception through June 30, 2003.

          The Company initiated a Phase 1 clinical trial of Hepavir B™ in Europe in August 2002, and filed an Investigational New Drug (“IND”) application with the FDA in October 2002. The Company initiated a Phase 1 multiple rising dose safety trial in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

United States in January 2003 and patient enrollment is progressing as planned. Additionally, the Company has identified specific investigators in Asia to conduct a similar multiple dose safety trial in anticipation of conducting Phase 2 trials in that region. The Company’s external research and development expenses for Hepavir B™ are approximately $12,375,000 (including a milestone payment of $1,100,000) from inception through June 30, 2003.

          IL-12 is a potent T-cell immunologic stimulant that was previously developed as a monotherapy by both Roche and Genetics Institute.  IL-12 may be more effective when used in combination with other anticancer drugs.  In December 2002, the Company applied to the FDA to reactivate the IND to initiate human clinical trials for IL-12 as a monotherapy.  In July 2003, the Company decided to not develop IL-12 as a monotherahy.  The company is currently in discussion with several other companies to consider developing IL-12 as a combination therapy in the area of virology and/or cancer.

           It is not unusual for the clinical development of these types of products to take five years or more and to cost over $100,000,000. The time and cost of completing the clinical development of these product candidates will depend on a number of factors, including the disease or medical condition to be treated, clinical trial design, availability of patients to participate in trials and the relative efficacy of the product versus treatments already approved and whether or when the Company license the product candidates to third parties. Due to these many uncertainties, the Company is unable to estimate the length of time or the costs that will be required to complete the development of these product candidates In addition, the Company cannot provide assurance that these product candidates will receive regulatory approval for use for the proposed indications or that these product candidates will be commercially successful.

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

          In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include “credit risk” and “legal risk”. See Notes 3 and 11 of “Notes to Financial Statements” regarding “Summary of Significant Accounting Policies—Concentration of Credit Risk” and “Commitments and Contingencies,” respectively.

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

          For financial reporting, the Company gives effect to its joint and several obligation for the Notes by recording the Notes and related interest as a receivable from ICN within the Company’s stockholders’ equity section of the balance sheet. (See Note 7 of “Notes to Financial Statements” regarding “Long-term Debt.”) The Notes bear a 6½% fixed rate of interest. A hypothetical 100 basis point increase in interest rates (an approximate 15% increase compared to the fixed rate) affecting the Notes would reduce the fair value of the Notes by approximately $15,700,000.

          On the available $35,000,000 line of credit borrowing, the Company would be charged a variable interest rate, comprised of LIBOR plus 200 basis points. The weighted average LIBOR was 1.23% during the six months ending June 30, 2003. A hypothetical 100 basis point increase in interest rates would have a $350,000 adverse effect on the Company’s annual pre-tax earnings, assuming the Company borrowed the full $35,000,000 on the line of credit for a whole year.

ITEM 4—CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have not been any changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding, among other matters, the Company’s growth opportunities, the Company’s acquisition strategy, the Company’s continued royalty revenue stream, expectations regarding research and development costs, the prospects for regulatory approval and commercialization of the Company’s product candidates, other regulatory matters pertaining to the Company’s products and other factors affecting the Company’s financial condition or results of operations. Stockholders are cautioned that any such forward looking statements are not guarantees of future performance and involve risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from the future results, performance or achievements, expressed or implied in such forward looking statements. Such factors are discussed in this Quarterly Report on Form 10-Q and also include, without limitation, that the Company’s revenues to date have largely come from a license agreement with one company for a single product; the risk of potential claims against certain of the Company’s research compounds; the Company’s ability to successfully develop and commercialize future products; the limited protection afforded by the patents relating to ribavirin, and possibly on future drugs; techniques, processes or products the Company may develop or acquire; results of lawsuits pending against ICN and the Company; the Company’s potential product liability exposure and lack of any insurance coverage thereof; government regulation of the pharmaceutical industry (including review and approval for new pharmaceutical products by the FDA in the United States and comparable agencies in other countries); disruption to the Company’s business caused by ICN’s pending tender offer; the outcome of litigation regarding ICN’s unsolicited tender offer and Ribapharm’s stockholder rights plan; the effects of increased competition; and the ability to attract and retain qualified personnel. See additional discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and other factors detailed from time to time in the Company’s other filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          See Note 11 of “Notes to Financial Statements”.

ITEM 2.    CHANGES IN SECURITES

          See Note 2 of “Notes to Financial Statements”.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company’s Annual Meeting of Stockholders (the “Meeting”) was held on May 23, 2003 in Costa Mesa, California.  At the Meeting, the vote on the election on the election of six (6) directors to hold office until the 2004 Annual Meeting of Stockholders and until his successor is elected and qualified, was as follows:

	In Favor	Withheld

Gregory F. Boron	148,086,886	227,543
Santo J. Costa	148,086,886	227,543
Dr. Andre C. Dimitriadis	148,086,886	227,543
Daniel J. Paraka	148,086,886	227,543
James J. Pieczynski	148,086,886	227,543
Dr. Roberts A. Smith	148,086,886	227,543

          In addition, at the Meeting, the vote on the ratification of the appointment of PricewaterhouseCoopers LLP as independent pubic accountants was 148,144,247 in favor, 163,802 against, and 7,100 withheld.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

EX. NO.	DOCUMENT

3.1

Amended and Restated Certificate of Incorporation of Ribapharm Inc. (Previously filed as Exhibit 3.1 to Ribapharm’s Registration Statement No. 333-3950 on Form S-1 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Ribapharm Inc.*

3.3

Amended and Restated Bylaws of Ribapharm Inc. (Previously filed as Exhibit 3.2 to Ribapharm Inc.’s Annual Report on Form 10-K for the fiscal year ended 12/31/2002 and incorporated herein by reference).

4.1

Rights Agreement, dated as of June 20, 2003, by and between Ribapharm Inc. and Continental Stock Transfer & Trust Company (Previously filed as Exhibit 4.2 to Ribapharm Inc.’s Current Report on Form 8-K, filed on June 23, 2003 and incorporated herein by reference).

4.2

First Amendment to Rights Agreement, dated as of July 2, 2003, by and between Ribapharm Inc. and Continental Stock Transfer & Trust Company (Previously filed as Exhibit 4.1 to Ribapharm Inc.’s Current Report on Form 8-K, filed on July 3, 2003 and incorporated herein by reference).

EX. NO.	DOCUMENT

4.3

Second Amendment to Rights Agreement, dated as of August 4, 2003, by and between Ribapharm Inc. and Continental Stock Transfer & Trust Company (Previously filed as Exhibit 4.1 to Ribapharm Inc.’s Current Report on Form 8-K, filed on August 5, 2003 and incorporated herein by reference).

4.3

Indenture, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and The Bank of New York, as trustee, relating to the 6 ½% Convertible Subordinate Notes due 2008. (Previously filed as Exhibit 4.1 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference).

4.5

Registration Rights Agreement, dated as of July 18, 2001, by and among ICN Pharmaceuticals, Inc., Ribapharm Inc. and UBS Warburg LLC. (Previously filed as Exhibit 4.2 to ICN Pharmaceuticals, Inc.’s Registration Statement No. 333-67376 on Form S-3 and incorporated herein by reference).

4.6

Registration Rights Agreement, dated as of April 8, 2002 (Previously filed as Exhibit 4.3 to Ribapharm Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended 03/31/2003 and incorporated herein by reference).

10.33	Agreement, dated as of August 4, 2003, by and among Ribapharm Inc., ICN Pharmaceuticals, Inc. and Rx Acquisition Corporation. *
15.1	Review Report of Independent Accountants. *
15.2	Awareness Letter of Independent Accountants. *
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         * Filed herewith.

(b)    Reports on Form 8-K

          During the quarter ended June 30, 2003, the following reports on Form 8-K was filed by the Registrant:

          1.          On May 1, 2003, the Registrant filed a current Report on Form 8-K relating to the announcement of Registrant’s first fiscal quarter results ended March 31, 2003.

          2.          On June 4, 2003, the Registrant filed a Current Report on Form 8-K relating to the announcement by ICN that it intended to make a tender offer to acquire all of the outstanding shares of common stock of the Registrant not already owned by ICN or its affiliates at a price of $5.60 per share.

          3.          On June 11, 2003, the Registrant filed a Current Report on Form 8-K relating to ICN’s commencement of its tender offer to acquire all of the outstanding shares of common stock of the Registrant not already owned by ICN or its affiliates.

          4.          On June 23, 2003, the Registrant filed a Current Report on Form 8-K announcing the adoption by the Registrant of a Stockholder Rights Plan in response to the tender offer commenced by ICN.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIBAPHARM INC.

Date: August 14, 2003	/s/ KIM D. LAMON

President and Chief Executive Officer

/s/ WILLIAM M. COMER, JR.

Date: August 14, 2003	Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Ribapharm Inc.

10.33	Agreement, dated as of August 4, 2003, by and among Ribapharm Inc., ICN Pharmaceuticals, Inc. and Rx Acquisition Corporation

15.1	Review Report of Independent Accountants.

15.2	Awareness Letter of Independent Accountants.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.